Form 10-K405
period 2000-03-31
DIGITALTHINK INC
filed 2000-06-26
CIK 1100514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER:

                               DIGITALTHINK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           94-3244366
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

  1098 HARRISON STREET, SAN FRANCISCO, CALIFORNIA                          94103
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (415) 625-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                        NAME OF EXCHANGE ON WHICH REGISTERED
                       NONE                                                NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by nonaffiliates of registrant, based upon the closing sale price of the common stock on June 16, 2000, as reported on the Nasdaq National Market, was
approximately $[          ]. Shares of common stock held by each officer and
director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of June 6, 2000: 33,899,067

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of certain sections of the Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K Report where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This document contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "forecasts," "predicts," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following: (1) our ability to compete effectively in the e-learning market, (2) our plans to develop new products, (3) our business strategies and plans, and (4) our strategic relationship with KPMG. Many of the statements we make regarding the future are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The risks set forth in the "Risk Factors" section and elsewhere in this document could cause our future operating results to differ materially from those contemplated by our forward-looking statements. In addition, factors that we are not currently aware of could harm our future operating results.

DIGITALTHINK OVERVIEW

     We provide online learning solutions designed to address the strategic business objectives of our customers by helping them to increase employee productivity, sales channel effectiveness and customer loyalty and satisfaction. We host and centrally manage all software and content, significantly reducing our customers' learning infrastructure costs and enabling us to rapidly update or customize our courses. Our Web-based solutions deliver content on new initiatives, products or processes to large, geographically dispersed groups who can access courses from anywhere, at anytime through a standard Web browser. Our instructional design approach encourages participants to interact with tutors through e-mail and the Internet. In addition, our solutions allow customers to generate revenue opportunities by offering branded e-learning solutions to their customers. We also offer Web-based tracking and reporting tools that our customers use to measure and evaluate participants' progress and the effectiveness of our learning programs.

     As of March 31, 2000, we had over 230 customers and over 220 online courses in the technology, financial services, healthcare and telecommunications industries. Customers which have purchased our courses include Adobe Systems, Circuit City, Deutsche Bank, Hewlett-Packard, KPMG, Lawson Software, Siebel Systems, Sun Microsystems, Tenet HealthCare and Texas Instruments. Our customers either select courses from our catalog or pay us to develop special courses for their specific requirements. We also receive payment from our customers when one of their employees, distributors, suppliers or customers, members of a group which we refer to as the "extended enterprise," registers and takes the course.

INDUSTRY BACKGROUND

     Today's businesses face rapidly changing environments characterized by increasing competition, economic globalization and technological change. To compete effectively, businesses must improve business processes, reduce operating costs, extend barriers to entry and shorten product development cycles. The adoption of the Internet as a business platform has accelerated these trends, rewarding speed and penalizing laggards in nearly every industry.

     Senior executives at leading companies realize that a principal source of competitive advantage is the depth, consistency and currency of knowledge possessed by their employees, distributors, suppliers and customers. We believe learning has evolved from being viewed as a cost center to an integral part of implementing business strategies successfully. Employees who know more about a company's business are generally able to perform more effectively. Distributors who understand the benefits of a company's services make better resellers. Customers who learn to use all of a product's features tend to be more loyal and less expensive to support. Driving knowledge to the extended enterprise effectively reduces the time-to-market of new products and services, improves the productivity of sales channels and reduces customer support costs, resulting in increased operating efficiency and higher profitability.

     In an attempt to address today's competitive business challenges, businesses are investing increasing amounts on learning and skills development. In 1997, the Department of Education estimated that in the United States alone businesses spent nearly $55 billion annually on learning programs. We believe that their investments in traditional educational programs have often yielded uncertain results and in many cases have failed to address and satisfy strategic business objectives. To date, investment in learning has consisted primarily of in-person, instructor-led training programs. Traditional methodologies tend to be inadequate because they are:

     - Difficult to deploy across an organization and its extended enterprise. Many businesses find it difficult to effectively deliver up-to-date content in a timely and consistent manner to large, geographically-dispersed groups. The traditional solution of scheduling corporate education programs at specific times in single locations results in logistical challenges and opportunity costs that often lower participation rates and limit a company's ability to extend knowledge to its extended enterprise.

     - Difficult to customize and update. Instructor-led content is often prepared in advance to provide for the production and distribution of printed or videotaped materials, which are then updated at fixed intervals and delivered using an instructor-led, standardized curriculum of pre-scheduled meetings in set physical locations. As a result, print-based content cannot be updated and distributed to learners as rapidly as a Web-based content, and instructor-led sessions using these materials may fail to incorporate the latest information on new products, strategies and processes for specific uses or customers.

     - Difficult to personalize on a large scale. Instructor-led learning programs are typically designed to address the needs of large groups, which can impair the effectiveness of the individual learning experience. If a participant cannot have his or her individual question answered or cannot access supplemental tutoring after the course sessions have concluded, learning may not actually occur. For example, the cost of assembling a large group in a central location is often justified because of the economics of presenting material to a mass audience. This approach may not provide sufficient time for individuals to be tutored and critiqued.

     - Unable to track and monitor learning effectiveness. Tracking student performance in traditional classroom programs typically requires additional expenses for manual test administration, grading and recording. Many businesses have chosen to avoid these costs by simply recording participant attendance. As a result, they are unable to track and certify levels of competency directly resulting from instruction and correlate learning investments with business results.

     - Costly and slow. Traditional learning initiatives require prolonged absences of valuable employees due to travel to course locations and attendance at scheduled course meetings, resulting in significant opportunity costs due to lost work. In addition, course materials must be printed and delivered using traditional means. As a result, businesses are unable to continuously educate their extended enterprises on new products, strategies and processes in a timely manner. With online courses, participants can learn at anytime from a computer, without having to schedule classrooms or meetings, and without having to travel to a classroom facility.

     In response to these limitations, many businesses are seeking more effective learning solutions. The Internet is transforming the corporate learning marketplace by offering innovative ways to design and deliver knowledge. According to International Data Corporation, the online corporate learning market is projected to grow from $550 million in 1998 to more than $11.4 billion in 2003. By leveraging the Internet, businesses can instantly and simultaneously deploy content to a broad, global audience. This content can be easily and continuously accessed, modified and refreshed and learning programs can be enhanced as participants use e-mail and chat rooms to establish interactive relationships with instructors and peers. Web-based technologies can also offer real-time tracking of participant performance.

     Internal training organizations and external corporate learning providers are geared to instructor-led training and their set of skills is limited to classroom scheduling and instruction. To compete effectively in the e-learning market, these organizations would need to develop a broad range of competencies, including technology development, content creation, Web-hosting and online community management. Companies are seeking outsourced and integrated e-learning solutions as a means of more effectively educating their extended enterprise.

THE DIGITALTHINK SOLUTION

     We provide corporate e-learning courses and services that address the strategic imperative of knowledge. Executives of leading companies use our solutions to improve competitiveness by driving knowledge to the extended enterprise. Our online learning courses and services combine powerful Internet delivery technologies, customized content, dedicated tutors and tools to track and report on course registrations and measure participant performance. Because we host our online courses, they can be easily deployed to thousands of participants. We deliver over 220 high quality courses to more than 230 companies in a number of industries, including high technology, financial services, healthcare, government, retail and manufacturing. The advantages of our solutions include:

     Innovative Delivery Model. We deliver outsourced solutions that overcome the shortcomings of traditional learning methods. Our courses are completely Web-based and we host and centrally manage all software and content from our servers. Central hosting and delivery reduces our customers' expenses because they avoid the need to build e-learning delivery systems and staff and manage large teams to design, develop and produce e-learning content. In addition, our centrally hosted system enables us to deploy e-learning solutions rapidly and broadly to course participants who have an Internet connection and standard Web browser. We also provide our customers with the tools necessary to support and track participant performance and progress. Our customers can monitor registrations, each time a course is accessed, the date a participant last accessed the course, percentage of course completion, and the participant's performance on exercises and exams. This information can be viewed online, interfaced with our customers' internal databases and correlated with our customers' business performance data.

     Powerful e-Commerce Capability. Our e-commerce tools enable our customers and strategic resellers to develop revenue generating businesses around our e-learning solutions. We have entered into revenue sharing agreements with some of these customers and resellers. To date, revenues generated from these arrangements have been insignificant, although we have revenue-sharing projects underway. We implement these projects by first establishing a Web site branded for our customers, where learning related services are located. Using our Web-based tools, our customers can use this e-learning portal to register and bill online the distributors, suppliers and customers in their extended enterprise, providing course participants with a customer-branded learning experience which is delivered and tracked from our centrally-hosted Web servers.

     High-Quality Content. We offer courses from our catalog of delivered learning titles and from custom courseware. Our staff of trained instructional designers identify and contract with people in the industry who are regarded as experts in their fields. We either pay royalties to these content sources or pay them on a per hour basis. In some cases, custom course development content is provided to us by our customers' employees that are most knowledgeable about their specific product or application. Using a Web-based deployment system allows us to continually update content, and avoids the need to ship or recall physical materials such as books or CD-ROMs. This ability to rapidly deploy courses from a central location allows our customers to better ensure that course content remains aligned with business needs, and that courses do not remain in use or circulation if they are outdated or factually incorrect.

     Web-Based Instructional Design. Courses designed for our e-learning environment leverage the unique communications and interactive capabilities of the Internet. This Web-based approach results in an engaging and compelling student experience resulting from increased interactivity through the use of Internet technologies such as Java applets within the course material, discussion boards, online labs, simulations, e-mail and chat rooms. These elements allow a student to learn course material by actively participating in the learning experience. For example, a course participant might read a lesson, watch a Java applet in order to view the steps of a described process, and then complete an exercise applying that same process to a business scenario which is electronically submitted to a tutor for grading. The student might further discuss the process in an online discussion. This level of personalization represents an improvement over instructor-led curricula that may not offer the equivalent, extended opportunity for interaction with tutors or peers.

     Interactive Tutor Support. Our courses are interactive, self-paced and can be accessed at any time. The learning experience benefits from quick responses from tutors and direct interaction via e-mail and the Internet. We maintain a network of consultants and independent contractors who act as tutors and are experts in the subject matter of our courses. On average, participants receive responses to their submissions within a few hours. Participants are required to complete exercises and can ask questions or solicit feedback from the tutor. The majority of our tutor support is accomplished using e-mail, and our technology enables us to accurately track response times and ensure that our tutors are achieving their response time targets. We believe that written responses are more in-depth and considered than real-time telephone or in-person conversations, and that the documented reply features of e-mail allow our tutors to create written records of correspondence with participants.

     Robust and Scalable Technology Framework. Participants have access to our courses at anytime from anywhere using standard Web browser software. Our open, standards-based solution allows participants to access courses online without any proprietary plug-ins or other software. Our technology can easily expand to support our customers as they deploy learning throughout their extended enterprises.

     Enterprise Tracking and Reporting Tools. We offer Web-based tools that are used by our customers to track and monitor each participant's progress in order to measure course completion and knowledge acquisition. Managers can assess the performance of their employees and correlate this information with business results to evaluate the effectiveness of any course.

STRATEGY

     Our objective is to be the leading provider of e-learning solutions. Key elements of our strategy include:

     - Enhance our e-learning solutions. We intend to continually add functionality and features to enhance our comprehensive e-learning solutions to meet our customers' evolving needs. For example, we plan to integrate our services more closely with the internal systems of our customers to facilitate our customers' ability to correlate learning data, such as course completion rates and student assessment scores, with organizational and performance metrics. Examples of these performance metrics include sales per employee, customer satisfaction and manager evaluations. We also plan to devote significant resources to expanding the breadth of our course offerings and improving the reporting and tracking features of our solutions.

     - Develop long-term strategic relationships with our customers. We believe that e-learning solutions will become increasingly critical to businesses' ability to compete successfully. As an existing provider of e-learning solutions, we become a strategic resource for our customers. We plan to extend our presence within our customers' enterprises by helping our customers understand the value and applicability of our solutions to a broad range of operational initiatives. In addition, we will continue to develop new e-learning solutions that are aligned with our customers' evolving business objectives.

     - Expand our course offerings. We intend to continually introduce new courses and leverage our existing courses across multiple customers and industries. In many instances, we will modify content developed for existing customers in order to provide similar courses to customers in different industries. This approach allows us to generate additional revenue opportunities while leveraging previous course development efforts.

     - Leverage development alliances and reseller relationships. We plan to grow both our direct and indirect sales channels to better service our existing markets and penetrate new markets such as healthcare, life sciences, consumer products, telecommunications and government.

     - Expand our international presence. As the rate of Internet adoption accelerates overseas, we believe that significant international market demand will exist for e-learning solutions, especially in Europe and Asia. To that end, we have begun delivering our e-learning solutions in strategically targeted international locations, using courseware and tutor support in English, French, German and Japanese. We plan to expand our reach into both Europe and Asia by developing direct and indirect sales channels and curriculum support capabilities in these regions.

CUSTOMERS

     Our customers can use our e-learning solutions to compress the learning cycle, increase knowledge throughout the extended enterprise, enhance brand equity and customer service and reduce operational costs.

     As of March 31, 2000, we have sold courses to over 230 customers. Our customers use our e-learning solutions to address workforce transformation, sales performance and customer advocacy. The following customers have deployed our e-learning solutions in the areas listed below. The specific categories for each type of customer are designated according to the desired outcomes of the e-learning courses from which the majority of that customer's revenue is received. For example, a company categorized as a workforce transformation customer uses our e-learning solutions in order to achieve a particular strategic learning objective. Sales performance customers seek to improve the sales performance of either their internal or external sales channels, or both. Customer advocacy customers use our products and services to provide e-learning to their external customers. In some cases, customers purchase e-learning products or services from us that would fall into more than one of these categories.

                                           SALES PERFORMANCE
                                           3Com Corporation
WORKFORCE TRANSFORMATION                   Adobe Systems Incorporated
  Amdahl Corporation                       Circuit City Stores, Inc.
  Bowne & Co., Inc.                        Cisco Systems, Inc.
  Breakaway Solutions, Inc.                E.piphany, Inc.
  Cambridge Technology Partners, Inc.      Hewlett-Packard Company
  Complete Business Solutions, Inc.        Seagate Technology Inc.
  Deutsche Bank - Bankers Trust
  KPMG LLP                                 CUSTOMER ADVOCACY
  New Horizons Computer Learning
    Centers, Inc.                          Charles Schwab & Co., Inc.
  Silicon Graphics, Inc.                   Intel Corporation
  Sun Microsystems, Inc.                   J.P. Morgan & Co. Incorporated
  Tenet Healthcare Corporation             Lawson Software
  The Alliance for Employee Growth and     Optimark Technologies, Inc.
    Development, Inc.                      Texas Instruments Incorporated

CONTENT AND COURSES

     We currently offer our customers more than 220 self-paced courses. Each course consists of one to twenty hours of student work, including lessons, quizzes, interactive applets, simulations, and hands-on participant exercises which are graded and commented upon by our tutors before being returned via email to participants. All of our courses have been designed to take advantage of our e-learning environment and leverage Internet technologies, such as e-mail and discussion boards, in order to provide participants with an engaging learning experience and extensive interaction with our tutors. In addition to pre-developed courses, we develop customized content for our customers. These customized courses incorporate the significant domain knowledge of our clients and can be rapidly redesigned for other customers in the same industry. We typically retain all intellectual rights to our content and can reuse it for other customers. In a few cases, however, we have agreed not to sell that content to third parties.

PRODUCTS AND TECHNOLOGY

     Our e-learning environment consists of technologies that we have designed and created to function as an integrated solution. By employing standard Internet technologies and a hosted content delivery model, we are able to provide our customers with a high quality, efficient means to educate their extended enterprise.

  Content Delivery System

     We host the e-learning environments of our customers. By centralizing all infrastructure and hosting requirements, our customers derive the following significant benefits:

     - customers do not need to install or manage any software;

     - content can be updated and infrastructure technology can be improved continuously without impacting our clients and at a minimal cost to us;

     - customers avoid the need to make significant investments in technology infrastructure such as servers, databases, technical staff or technical support; and

     - participants can access course content at anytime, from anywhere, through the use of a standard modem and browsers.

  System Architecture

     Our e-learning architecture is designed to scale rapidly to provide large student populations with tutor-supported e-learning content. In addition, we have developed our content delivery system using standard Internet technologies such as Java and HTML, facilitating the delivery of our content to our customers' Web browsers. We utilize a single code base to deliver content. As a result, any improvement made in our software for one customer automatically benefits all other customers.

     Our content is stored in a database as structured "learning elements." We have developed a templating system that automatically controls the graphical presentation, or "look & feel", of a course, as well as course navigation. This content storage and delivery approach allows us to personalize the content for individuals in each course and minimizes content or formatting errors. In addition, this structure enables the rapid customization of course content for different customers. Our technology was not ported from a legacy application, nor was it an adaptation of a previously existing learning delivery system.

  Course Enrollment Options

     Our customers can choose several different methods to allow participants to access our courses. Enrollments can be managed by authorized personnel using our corporate administration system. Alternatively, participants can self-enroll using an intranet or Internet e-commerce option. Our system can also be integrated with third-party enterprise software applications to allow automated enrollments using a training management or other back-office systems.

  Tracking and Reporting System

     Each participant's learning activities are fully tracked in our database. This comprehensive tracking ability allows a participant to start a course at work, and continue at home or while traveling. Regardless of their location, our system recognizes each participant, tracks their course progress and records their performance. Using only a standard Web browser, managers can run both standardized and custom reports on participant enrollments and progress, gaining visibility into the learning status of their extended enterprise.

  Course Tutoring

     Our technology allows us to increase the efficiency and scalability of our tutoring resources. The ability of tutors worldwide to interact with participants through standard Internet communication methodologies significantly increases the pool of tutor candidates we can recruit. In addition, our database system allows multiple tutors to support the same course as grading and exercise submissions can be accessed and responded to by any tutor. Duplication of tutor work is prevented by our message queuing technology.

  Collaboration Tools

     We host and make available to our customers proprietary and third-party collaboration tools, which currently include instant messaging software, e-mail solutions, chat rooms and discussion boards. These collaboration tools are designed to create a learning environment that fosters collaboration between peers and a high degree of interaction between participants and tutors.

  Testing and Assessment

     Our system offers comprehensive testing and assessment capabilities, which can be customized for specific learning solutions and customers. Assessment and testing capabilities include multiple choice, multiple answer quizzes with randomized question sets, tutor-scored and commented exercises, and interactive testing applets and simulations.

  Full Integration with Corporate Infrastructures

     Our e-learning solutions can be fully integrated with our customers' corporate information technology systems, including their Web sites and intranets. As a result, course participants do not necessarily realize that they are accessing content hosted from our servers. Our integration layer provides adapters for training management systems. We design our course content to be compatible with our customer's security concerns and bandwidth limitations. As a result, it is highly unusual for participants at our corporate clients to be unable to access our courses.

  Scalable Architecture

     Our system has been designed to scale rapidly and to consistently deliver content to large numbers of participants. We use extensive load testing to measure our system capacity and identify potential bottlenecks. Our delivery system has scaled to support more than 150,000 seats of learning delivered worldwide. Constant improvements to our system architecture continue to increase system capacity well beyond the current demands.

  High-Availability Systems

     Our systems have been designed to maximize availability, with redundancy in the areas in which we believe failures are most likely to occur. We have also implemented redundant network connections to the Internet, a load-balanced redundant web server and a highly-redundant storage array to safeguard our information. In addition, locating our Web servers with Exodus, a leading Web-hosting firm, provides us with backup power, constant monitoring, physical security, seismic resistance, fire suppression and climate control systems. We are vulnerable to certain types of failures, including catastrophic failure of the Exodus site due to natural disasters or other events and simultaneous failure of our primary and redundant systems.

SALES AND MARKETING

     We sell our e-learning solutions primarily through our own direct sales organization. We also sell through learning resellers, consulting firms, customers and co-developers and Internet portals. Our direct sales organization focuses on developing long-term relationships with major corporate customers while our e-commerce Web site sells directly to consumers and individual buyers. Our learning resellers, including New Horizons, Hungry Minds, TrainingNet, Net Learning, Extensity, QA Training and BlueU., create a leveraged distribution model to reach large customer bases, international markets and consumers. Consulting firms, including KPMG and Cambridge Technology Partners, work with us to jointly sell our e-learning solutions. With development partners and customers, including Lawson Software and Microsoft, we enter into revenue sharing relationships to jointly develop and sell e-learning solutions to their customers and channels. Our Internet portals, including TrainingNet and IQdestination.com, Portera Systems, resell our courses as components of their e-learning offerings targeted at specific industries.

COMPETITION

     The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We expect to face increasing price pressures from competitors as our potential customers demand more value for their education budgets.

     The e-learning market is highly fragmented with no single competitor accounting for a dominant market share, and competition is intense. In addition to competing with other suppliers of technology-based learning solutions, we also compete with third-party suppliers of instructor-led education and learning and internal education departments.

     Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. In addition, larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Our success depends, in part, on our ability to protect our proprietary rights and technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have registered the trademark DigitalThink and we own the domain name digitalthink.com. It is possible, however, that third parties could acquire trademarks or domain names that are substantially similar or conceptually similar to our trademarks or domain names. This could decrease the value of our trademarks or domain names and could hurt our business. The regulation of domain names in the United States and in foreign countries is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

     We obtain the content for many of our courses from our customers and often also receive the right to resell this content to other customers. It is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we generally seek indemnification from our customers to protect us from these types of claims, we may not be fully protected from extensive damage claims or claims for injunctive relief. In addition, our customers may assert that some of the courses we develop for our general catalog or under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters would require us to incur substantial costs and divert management's attention and resources. In addition, we cannot predict the effect of a failure to prevail in any litigation of this kind.

EMPLOYEES

     As of March 31, 2000, we employed 235 persons. Of these employees, there were 102 in course development, 57 in sales and marketing, 39 in research and development, 19 in Web delivery and customer support and 18 in general and administration. Each of our employees was granted options to purchase shares of our common stock upon joining us.

     Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. None of our employees are members of organized labor groups.

                                  RISK FACTORS

     You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-K. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

WE COMMENCED OPERATIONS IN APRIL 1996 AND OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

     We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999, which ended on March 31, 1999. In fiscal 2000, we had revenues of $10.8 million. We are still in the early stages of our development, which, when combined with the new and emerging market for Web-based delivery of learning programs, or e-learning market, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends that may emerge in the e-learning market and affect our business. The uncertainty of our future performance, in general, and the uncertainty regarding the acceptance of e-learning, in particular, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT OF $43.3 MILLION AT MARCH 31, 2000, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have experienced losses in each quarter since our inception and expect that our losses will increase in each quarter at least through the end of fiscal 2001. Our accumulated deficit as of March 31, 2000 was $43.3 million. We have never achieved a profitable quarter and we expect to continue to incur increasing quarterly losses as we expand our operations and fund our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure and hire additional staff. We also plan to invest heavily to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses in absolute dollars. We currently expect our total costs and expenses to be at least $55.0 million in fiscal 2001. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a timeframe expected by public market analysts or investors, the market price of our common stock will likely decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

     Our revenue and operating results are volatile and difficult to predict and may be susceptible to declines in future periods. Our quarterly results of operations may fluctuate significantly in the future due to shortfalls in revenues or orders. We therefore believe that quarter to quarter comparisons of our operating results may not be a good indication of our future performance. In the event of a revenue or order shortfall or unanticipated expenses in some future quarter or quarters, our operating results may be below the expectations of public market analysts or investors. In such an event, the price of our common stock may decline significantly.

     Due to the factors discussed in this risk factors section and elsewhere in this prospectus and because we are engaged in a relatively new and emerging business, revenue and operating results for the foreseeable future are difficult to forecast. Our current and future expense estimates are largely fixed and based, to a significant degree, on our estimates of future revenue. We will likely be unable to, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would cause our quarterly results for a particular period to decline.

OUR RECOGNITION OF REVENUE IS DEPENDENT UPON THE ACHIEVEMENT OF VARIOUS MILESTONES, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

     In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available on our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both.

     Revenues from custom-tailored courses accounted for approximately 54% of our total revenues for the fiscal year ended March 31, 2000. Custom-tailored course revenues are dependent upon customers providing us with the subject matter expertise to be incorporated into the course as well as our completion of production and customer sign-off. Accordingly, if customers do not provide us with the specific subject matter content in a timely manner, our ability to recognize revenues will be harmed, which would harm our operating results. In addition, if participant registration, which requires the participants to come to our Web site to sign up for the course, does not proceed as expected, our ability to recognize revenues will be delayed, which will also harm our operating results. Participant registration depends in large part on the promotional activities of our customers. If customers fail to take necessary measures to require employee enrollment in courses or if they fail to promote the course effectively to persons outside their organization, our ability to recognize revenues, and therefore our operating results, could be harmed.

WE HAVE RELIED, AND EXPECT TO CONTINUE TO RELY, ON A LIMITED NUMBER OF CUSTOMERS FOR THE MAJORITY OF OUR REVENUES, AND ANY DELAY IN RECEIVING REVENUES FROM THESE CUSTOMERS COULD HARM OUR FINANCIAL PERFORMANCE IN ANY QUARTER.

     During fiscal 2000, we derived more than 50% of our revenues from six customers. As a result, our operating results could suffer if we lost any of these customers or if revenues from these customers are delayed in any future fiscal period. For example, in fiscal 2000, KPMG, LLP accounted for 32% of our total revenues. No other single customer has accounted for more than 10% of our revenues in fiscal 2000. In fiscal 1999, no customer accounted for more than 10% of our revenues although our five largest customers accounted for 40% of our revenues. We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues.

OUR FUTURE GROWTH DEPENDS ON SUCCESSFUL HIRING AND RETENTION, INCLUDING HIRING AND RETENTION OF THIRD-PARTY TUTORS, AND WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED.

     Our future growth depends on successful hiring and retention, and we may be unable to hire and retain the skilled personnel we need to succeed. The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly course content developers, Web designers and technical and sales personnel. Additionally, we primarily rely on individual third parties to provide the majority of our tutoring and our ability to adequately support our courses is directly tied to the availability and competency of these third-party tutors. Qualified personnel are in great demand throughout education and Internet-related industries and we require personnel with both educational course design experience as well as experience in Web design. The number of potential candidates with experience in both these areas is limited. The demand for qualified personnel is particularly acute in the San Francisco Bay Area market in which we compete for a majority of these personnel due to the large number of Internet companies and the low unemployment rate in the region.

     We also face non-geographically based competition for tutors because we can utilize the services of any individual with the requisite course subject matter knowledge and e-mail communication skills, as well as reliable Internet access and the ability to work as a self-managed contractor. Currently, we contract with individual tutors throughout the United States, as well as in the United Kingdom, New Zealand and Australia. Our failure to attract and retain sufficient skilled personnel and tutors may limit the rate at which we can grow, which will harm our business and financial performance.

OUR BUSINESS WILL SUFFER IF E-LEARNING IS NOT WIDELY ACCEPTED.

     The market for e-learning solutions is new and rapidly evolving. We expect that we will engage in intensive marketing and sales efforts to educate prospective customers about the benefits of our e-learning solutions. There are a number of factors that could impact the acceptance of our e-learning solutions, which are new and largely untested compared to more established educational methods, including:

     - companies that have historically relied on, or invested in, traditional educational methods may be reluctant or slow to adopt Web-based e-learning solutions;

     - many of our potential customers have allocated only a limited portion of their education budgets to e-learning; and

     - end users may not use online learning solutions effectively. If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and the value of our common stock will likely decline.

THE VARIABILITY AND LENGTH OF OUR SALES CYCLE FOR OUR E-LEARNING SOLUTIONS MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

     The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months, and in some cases has extended for close to two years. Because we rely on large sales for a substantial portion of our revenues, these long sales cycles can have a particularly significant effect on our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include:

     - the time required to educate potential customers about the benefits of our e-learning solutions;

     - the time it takes our potential customers to assess the value of online solutions compared to more traditional educational solutions;

     - the time it takes our potential customers to evaluate competitive online solutions;

     - our potential customers' internal budget and approval processes; and

     - the extended periods most large corporations require to make purchasing decisions.

     As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This, in turn, makes it more difficult to predict quarterly financial performance.

THE E-LEARNING MARKET IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE ADEQUATE RESOURCES TO COMPETE EFFECTIVELY, ACQUIRE AND RETAIN CUSTOMERS AND ATTAIN FUTURE GROWTH.

     The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. The recent shift in customer demand from CD-ROM delivered training to the use of the Internet for providing interactive courses is one example of a technological change that has affected the e-learning market. Future evolutions may include such technology innovations as increased bandwidth connections to the home, the adoption of a standard for receiving voice or video transmissions over the Internet, and development of new online learning methodologies that achieve better knowledge results for adult learners. Our failure to adapt to changes in our industry could cause us to lose existing customers or fail to gain new customers. Although the e-learning market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. We compete primarily with:

     - third-party suppliers of instructor-led education and learning;

     - internal education departments; and

     - other suppliers of technology-based learning solutions.

     Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our end-to-end solution by comparison with point solutions offered by other e-learning companies. These companies may include click2learn.com, Inc., NETg (a unit of Harcourt), SmartForce Corporation and SmartPlanet (a division of Ziff-Davis, Inc.).

     We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. In addition, larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

     To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. We may not be able to do so successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in course development or implementation, could impact our ability to capture market share. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We also expect to face increasing price pressures from customers as they demand more value for their learning related expenditures. Increased competition or our inability to compete successfully against current and future competitors could result in reduced operating margins, as well as loss of market share and reduction in brand recognition.

WE MUST DELIVER COURSES THAT MEET THE NEEDS OF OUR CUSTOMERS OR OUR BUSINESS WILL SUFFER.

     To be competitive, we must develop and introduce on a timely basis new course offerings which meet the needs of companies seeking to use our e-learning solutions. Furthermore, the quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses both by using subject matter expertise provided by our customers, which we then incorporate into an educational course format, and through material obtained from third-party content developers. The quality of our courses depends on our receiving content and cooperation from the following sources:

     - customers, who provide us with specific subject matter expertise for incorporation into many of our courses; and

     - third-party content developers, who provide us with much of the content for our catalog courses.

     If we do not receive materials from the above sources in a timely manner, we may not be able to develop or deliver specialized courses for our customers in the time frame they are expecting. Even if we do receive necessary materials from third parties, if our employees and consultants, upon whom we rely for instructional and Web design expertise, fail to complete their work in a timely manner, we will be unable to meet customer expectations. In the past, we have experienced delays in obtaining access to our customers' expertise. Any prolonged delays, even when caused by our customers, can damage our reputation and lead to a failure to satisfy a customer's demands.

OUR PLANS TO EXPAND THE SCOPE OF OUR COURSES TO FIELDS OTHER THAN INFORMATION TECHNOLOGY MAY DEPEND ON OUR ABILITY TO ATTRACT EXPERTS OR SPECIALISTS, AND IF WE ARE UNABLE TO ATTRACT THE NECESSARY EXPERTISE, WE WILL NOT BE ABLE TO ENTER NEW FIELDS.

     Our strategy involves broadening the fields presently covered by our courses. In particular, to date we have been primarily focused on courses in the information technology area, and we are currently planning to develop and introduce new course offerings in healthcare and other fields. These new course offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courses into these areas may require us to locate and evaluate third-party experts or specialists who would develop or assist us in developing the course content. If we are unable to locate and evaluate these experts, we may fail to develop the courses our customers demand or be unable to pursue new market opportunities. Any failure of ours to expand our course offerings to new fields could constrain our revenue growth and harm our future prospects.

TO REMAIN COMPETITIVE, WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY.

     The e-learning market is characterized by rapidly changing technologies, frequent new service introductions, short development cycles and evolving standards. We must adapt to rapidly changing technologies by maintaining and improving the performance features and reliability of our courses. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new courses and related services. For instance, adding capabilities to deliver video over the Internet to our courses may be desired by some customers and may nevertheless pose a serious technical challenge and could have a negative impact on our ability to develop and deliver courses on a profitable basis. In addition, any new enhancements to our courses must meet the requirements of our current and prospective customers and participants. We could incur substantial costs to modify our services or infrastructure to adapt to rapid technological change.

WE ARE GROWING RAPIDLY AND IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT BE ABLE TO TAKE ADVANTAGE OF MARKET OPPORTUNITIES, WHICH WOULD SEVERELY IMPACT OUR ABILITY TO COMPETE.

     Our recent rapid growth has placed, and future anticipated growth is likely to continue to place, a considerable strain on our managerial resources. We have grown from 33 employees on January 1, 1998 to 235 employees on March 31, 2000. We plan to continue to expand our sales and marketing, administration, content and technology development and tutoring organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls, our reporting systems and procedures. In addition, we will need to expand, train and manage our work force, which we anticipate will expand significantly. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base. Should this occur, our reputation and competitive position could be seriously damaged.

IF WE DO NOT DEVELOP OUR INDIRECT SALES CHANNELS, WE WILL BE LESS LIKELY TO INCREASE OUR REVENUES.

     If we do not develop our indirect sales channels, we will be less likely to increase our revenues. To date, more than 90% of our sales have been made through direct sales efforts. We believe that we will need to diversify our sales efforts if we are to be successful. If we do not develop indirect sales channels, we may miss sales opportunities that might be available through these other channels. For example, domestic and international resellers may be able to reach new customers more quickly or more effectively than our direct sales force. We are currently investing in personnel and marketing activities to develop indirect sales channels including instructor-led training companies that are seeking to provide an e-learning product offering, e-commerce Web sites that sell Web-based learning, and other market participants such as software producers and systems integrators who provide learning as an additional service to their clients. Although we are currently investing to develop these indirect sales channels, we may not succeed in establishing a channel that can effectively market our e-learning solutions on a profitable basis. In addition, our direct sales force may compete with these resellers, and we may not be able to manage conflicts across our direct and indirect sales channels. Our focus on increasing sales through our indirect channel may divert management resources and attention from direct sales. Conflicts across sales channels could cause us to encounter pricing pressures and lose revenue opportunities, which could harm our business and cause our operating results to decline.

IN ORDER TO ADDRESS THE EXPECTED GROWTH IN OUR BUSINESS WE MUST CONTINUE TO IMPROVE THE CAPACITY OF OUR COMPUTER NETWORK; ANY FAILURE OF OUR NETWORK WOULD DIRECTLY IMPACT OUR ABILITY TO DELIVER COURSES AND WOULD LIKELY LEAD TO SIGNIFICANT LOSSES AND CUSTOMER DISSATISFACTION.

     In order to address the expected growth in our business we must continue to improve the capacity of our computer network. The continuing and uninterrupted performance of our internal computer network and Internet course servers is critical to our success. Any system failure that causes interruptions or delays in our ability to make our courses accessible to customers could reduce customer satisfaction and, if sustained or repeated, could reduce the attractiveness of our courses and services and result in significant revenue losses. We are particularly vulnerable to network failures during periods of rapid growth when our roster of courses and participants can outpace our network capacity. The continued viability of our business requires us to support multiple participants concurrently and deliver fast response times with minimal network delays. We are continuing to add system capacity, but we may not be able to adequately address network capacity, especially during periods of rapid growth. Any failure to meet these capacity requirements could lead to additional expenditures, lost business opportunities and damage to our reputation and competitive position.

ANY FAILURE OF, OR CAPACITY CONSTRAINTS IN, THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS.

     Our communications hardware and some of our other computer hardware operations are located at the facilities of Exodus Communications, Inc. in Santa Clara, California. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins, earthquakes, fires, floods, other natural disasters or other similar disruptive problems could adversely affect the operation of our systems. Despite precautions we have taken, unanticipated problems affecting our systems in the future could cause interruptions or delays in the delivery of our courses. The failure of our telecommunications provider or Exodus, which together provide us with our Internet connection, to provide sufficient and timely data communications capacity and network infrastructure could cause service interruptions or slower response times, and reduce customer demand for our courses and services. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of damage. We do not currently have fully redundant systems or a formal disaster recovery plan.

     Our Web site must accommodate a high volume of traffic and deliver courses and other information in a timely manner. Our Web site has experienced in the past, and may experience in the future, slow response times for a variety of reasons. We periodically experience unscheduled system downtime, which results in our Web site being inaccessible to participants. Since September 1, 1999, we have experienced 18 instances of unscheduled system downtime which on average have resulted in our Web site being entirely inaccessible to course participants for approximately 1.5 hours. Although we have not suffered material losses during these downtimes, if we experience extended downtime in the future, customers and our course participants could lose confidence in our services.

WE CURRENTLY INTEND TO EXPAND INTERNATIONALLY AND, AS A RESULT, WE COULD BECOME SUBJECT TO NEW RISKS.

     Our strategy includes international expansion of our business. To date, however, we have not received revenues from customers outside of the United States. Our current plans include possible expansion into the United Kingdom and Japan during fiscal 2001. Our prospects in Japan could be affected by recessionary economic conditions, which prevailed for much of the 1990's. In the United Kingdom, we could be affected by political and monetary changes, including European unification and introduction of the Euro. This international expansion will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing courses internationally. We currently have no employees located outside of the United States. We could become subject to additional risks as we expand internationally, including:

     - difficulties in staffing and managing international operations;

     - our inability to develop content localized for international jurisdictions;

     - protectionist laws and business practices that favor local competition;

     - multiple, conflicting and changing governmental laws and regulations;

     - slower adoption of e-learning solutions;

     - different learning styles;

     - longer sales and payment cycles;

     - greater difficulties in collecting accounts receivable;

     - fluctuations in currency exchange rates;

     - political and economic instability;

     - potentially adverse tax consequences;

     - little or no protection of our intellectual property rights in some foreign countries, particularly less developed countries; and

     - increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

     If we encounter these factors in connection with our planned expansions in the United Kingdom and Japan, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND OUR INTERNET DOMAIN NAME COULD LEAD TO UNAUTHORIZED USE OF OUR COURSES OR RESTRICT OUR ABILITY TO MARKET OUR COURSES.

     Our success depends, in part, on our ability to protect our proprietary rights and technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. Despite our efforts to protect these rights, unauthorized parties may attempt to duplicate or copy our courses or our delivery technology or obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. As a consequence, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our courses and services are made available.

     We have registered the trademark DigitalThink and we own the domain name digitalthink.com. It is possible, however, that third parties could acquire trademarks or domain names that are substantially similar or conceptually similar to our trademarks or domain names. This could decrease the value of our trademarks or domain names and could hurt our business. The regulation of domain names in the United States and in foreign countries is subject to change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. As a result, we may not acquire or maintain exclusive rights to our domain names in the United States or in other countries in which we conduct business.

     We may from time to time encounter disputes over rights and obligations concerning intellectual property. We obtain the content for many of our courses from our customers and it is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we generally seek indemnification from our customers to protect us from these types of claims, we may not be fully protected from extensive damage claims or claims for injunctive relief. In addition, our customers may assert that some of the courses we develop for our general catalog or under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters would require us to incur substantial costs and divert management's attention and resources. In addition, we cannot predict the effect of a failure to prevail in any litigation of this kind.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN OUR CONTROL, EVEN IF THIS WOULD BE BENEFICIAL TO STOCKHOLDERS.

     Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     - a classified board of directors, in which our board is divided into three classes with three year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

     - a provision which prohibits our stockholders from acting by written consent without a meeting;

     - a provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and

     - a provision which requires advance notice of items of business to be brought before stockholders meetings. In addition, amending any of the above provisions will require the vote of the holders of 66 2/3% of our outstanding common stock.

DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES HOLD A SUBSTANTIAL AMOUNT OF OUR STOCK AND ARE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     Our directors, executive officers and their affiliated entities own approximately 49.3% of our outstanding capital stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by the stockholders, including the election of all directors and approval of significant corporate transactions.

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING AND MAY BECOME SUBJECT TO ADDITIONAL PROCEEDINGS, AND ADVERSE DETERMINATIONS IN THESE PROCEEDINGS COULD HARM OUR BUSINESS.

     We may be from time to time involved in various lawsuits and legal proceedings which arise in the ordinary course of business. For example, we are currently the subject of a lawsuit with one of our former employees which was filed in the Superior Court of the State of California for the County of San Francisco. The former employee is seeking commissions and pursuing other claims against us and our executives. We intend to contest the action vigorously and do not believe that resolution of this action will materially harm our financial condition. However, litigation is subject to inherent uncertainties and, therefore, we cannot assure you that this action or other actions that may be pursued in the future will not materially harm our business, operating results or financial condition.

ITEM 2. PROPERTIES

     We are currently leasing a total of approximately 51,000 square feet of office space in two locations in San Francisco, California. We believe that our current San Francisco facilities will meet our space requirements for at least the next 12 months. The lease for our principal San Francisco facility expires in October 2009.

ITEM 3. LEGAL PROCEEDINGS

     We are currently a party to a lawsuit with Amy Zink, one of our former employees, which was filed in December 1999 in the Superior Court of the State of California for the County of San Francisco. Ms. Zink has alleged that her employment was wrongfully terminated and is seeking monetary damages of approximately $6 million and additional stock options for commissions relating to certain sales in which she allegedly participated. Ms. Zink, who resigned her employment in December 1999, has alleged that she was responsible for sales to two large customers and that we failed to pay her the commissions to which she was entitled on these sales. Ms. Zink is also pursuing claims for misrepresentation and fraud arising under the same set of facts against us, Peter J. Goettner and Todd A. Clyde, two of our executive officers. We intend to vigorously defend every claim and based on a review of the facts underlying the allegations, we believe we have meritorious defenses to each claim. If this litigation is decided adversely to us, we may be required to pay damages to the plaintiff.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not have any matters submitted to a vote of security holders during the fourth quarter ended March 31, 2000.

                                   MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

Peter J. Goettner..........................   36   President, Chief Executive Officer and
                                                   Chairman
                                                   of the Board of Directors
Keith W. Carlson...........................   38   Chief Customer Officer
Umberto Milletti...........................   34   Vice President, General Manager of Products
Michael W. Pope............................   33   Vice President, Chief Financial Officer

     Peter J. Goettner has served as our President, Chief Executive Officer and Chairman of our Board of Directors since he co-founded DigitalThink in April 1996. From January 1996 to April 1996, Mr. Goettner was developing the business and financing plan for DigitalThink. From November 1993 to December 1995, Mr. Goettner served as Director of Marketing for Knowledge Revolution, a developer of educational and engineering software. Mr. Goettner holds a B.S. in Electrical Engineering from the University of Michigan and an M.B.A. from the Haas School of Business at the University of California at Berkeley.

     Keith W. Carlson has served as our Chief Customer Officer since March 2000. From March 1984 to March 2000, Mr. Carlson was a Partner at Andersen Consulting LLP, a management consulting partnership. Mr. Carlson holds a B.S. in Industrial Engineering from California Polytechnic State University, San Luis Obispo.

     Umberto Milletti is one of our co-founders and has served as our Vice President, General Manager of Products since April 1996. From March 1993 to March 1996, Mr. Milletti was Director of Product Development at Knowledge Revolution. Mr. Milletti holds a B.S. in Electrical Engineering from Tufts University and an M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

     Michael W. Pope has served as our Vice President, Chief Financial Officer since October 1999. From June 1992 to October 1999, Mr. Pope served in various positions at Dionex Corporation, a manufacturer and marketer of chromatography systems and related products for chemical analysis, most recently as Chief Financial Officer from April 1994 to October 1999. Mr. Pope holds a B.A. in Quantitative Economics from Stanford University and an M.B.A. from the Haas School of Business at the University of California at Berkeley.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     Our Common Stock is traded on the Nasdaq National Market System under the symbol DTHK. The following table sets forth, for the period indicated, the low and high last reported prices per share for our Common Stock as reported by the Nasdaq National Market.

                                                              LOW       HIGH
                                                             ------    ------
Quarter ended March 31, 2000...............................  $18.00    $57.00

     As of June 9, 2000 there were approximately 189 holders of record of DigitalThink Common Stock.

     No dividends have been paid on the Common Stock since inception and we currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                          PERIOD FROM
                                                         APRIL 22, 1996         YEAR ENDED MARCH 31,
                                                         (INCEPTION) TO    ------------------------------
                                                         MARCH 31, 1997     1998       1999        2000
                                                         --------------    -------    -------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Delivered Learning fees..............................     $     5        $   148    $ 1,034    $  4,994
  Learning Solution services...........................          20             52        813       5,821
                                                            -------        -------    -------    --------
         Total revenues................................          25            200      1,847      10,815
                                                            -------        -------    -------    --------
COSTS AND EXPENSES:
  Cost of Delivered Learning fees......................          29            363        855       2,409
  Cost of Learning Solution services...................          11             39        361       3,337
  Content research and development.....................         251            886      1,657       4,082
  Technology research and development..................         299            665      1,005       3,687
  Selling and marketing................................         188          1,400      2,970      11,596
  General and administrative...........................         157            419        622       2,342
  Depreciation and amortization........................          10             83        236         915
  Stock-based compensation *...........................          --             --         58       3,663
                                                            -------        -------    -------    --------
         Total costs and expenses......................         945          3,855      7,764      32,031
                                                            -------        -------    -------    --------
Loss from operations...................................        (920)        (3,655)    (5,917)    (21,216)
Interest and other income..............................          32            186        166       1,055
                                                            -------        -------    -------    --------
Net loss...............................................     $  (888)       $(3,469)   $(5,751)   $(20,161)
                                                            =======        =======    =======    ========
Accretion of redeemable convertible preferred stock....     $   278        $ 1,669    $ 3,518    $  7,593
                                                            -------        -------    -------    --------
Loss attributable to common shareholders...............     $(1,166)       $ 5,138    $ 9,269    $ 27,754
                                                            -------        -------    -------    --------
Basic and diluted loss per common share................     $ (0.29)       $ (1.27)   $ (2.26)   $  (3.87)
                                                            -------        -------    -------    --------
Shares used in basic and diluted loss per common
  share................................................       4,010          4,036      4,095       7,164
                                                            -------        -------    -------    --------
Pro forma basic and diluted loss per common share......     $    --        $    --    $ (0.56)   $  (1.09)
                                                            =======        =======    =======    ========
Shares used in pro forma basic and diluted net loss per
  common share.........................................          --             --     16,687      25,412
                                                            =======        =======    =======    ========

                                                                              MARCH 31,
                                                              ------------------------------------------
                                                               1997       1998        1999        2000
                                                              -------    -------    --------    --------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   680    $ 2,862    $  9,455    $ 54,854
Working capital.............................................      608      2,615       8,353      92,316
Total assets................................................      786      3,580      11,330     110,176
Redeemable convertible preferred stock......................    1,870      9,329      24,583          --
Accumulated deficit.........................................   (1,166)    (6,305)    (15,573)    (43,327)
Total stockholders' equity (deficit)........................   (1,161)    (6,298)    (15,505)     97,880
(*) Stock-based compensation:
    Cost of Delivered Learning fees.........................       --         --    $      3    $    143
    Cost of Learning Solution services......................       --         --           4         318
    Content research and development........................       --         --           4          72
    Technology research and development.....................       --         --          13         473
    Selling and marketing...................................       --         --          25       1,042
    General and administrative..............................       --         --           9       1,615
                                                              -------    -------    --------    --------
         Total..............................................  $    --    $    --    $     58    $  3,663
                                                              =======    =======    ========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this document, the words "intend," "anticipate," "believe," "estimate," "plan," and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in this document.

OVERVIEW

     We provide online learning courses and services, which we refer to as e-learning solutions. We were founded in April 1996. In fiscal 1997, we invested in both course content development and research and development as we built our technology and course offerings, releasing our first course in the later part of fiscal 1997. Since fiscal 1998, we have made significant investments in content research and development, sales and marketing activities, technology research and development, Web delivery, and customer support. We have also experienced significant headcount increases during this period. We grew from 40 employees on March 31, 1998 to 235 employees as of March 31, 2000. Our revenues increased from $200,000 in fiscal 1998 to $1.8 million in fiscal 1999 to $10.8 million in fiscal 2000.

SOURCES OF REVENUES AND REVENUE RECOGNITION POLICY

     We deliver our e-learning solutions through a catalog of existing courses and through customized content tailored for specific needs of our customers. We refer to the individuals taking courses as participants. Customized e-learning courses have accounted for, and we expect will continue to account for, a significant portion of our total revenues.

     We generate revenues by delivering courses included in our course catalog as well as delivering our customized e-learning courses to participants. Customers that enter into Delivered Learning contracts provide participants with access to our online courses and tutor support. Additionally, customers are provided with access to training management systems that allow them to track and monitor participants' performance. Delivered Learning contracts typically allow for a specific number of registered participants, based on a per participant fee. These contracts also typically limit the period of time over which participants can register for and complete an online course. We begin recognizing these Delivered Learning fees when a participant registers for a course. These fees are recognized ratably over the time period a participant has access to the course, which is typically six months. Customers typically pay for the courses in advance of the anticipated timeframe of course registration and do not receive refunds for the unused portion of the available registrations agreed to in the contract.

     We also derive revenues from contracts that require development of tailored e-learning solutions. Typically, these Learning Solution service revenues are generated from implementation services, course content development, instructional plan design, and release of the course for access by participants and are recognized as earned in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction Production-Type Contracts, as development progresses on the percentage of completion method. We measure the percentage of completion based on the ratio of actual custom development costs incurred to date on each course to total estimated costs to complete the custom course. Provisions for estimated losses on incomplete contracts will be made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses.

     Delivered Learning fees and Learning Solution service revenues are each recognized only when collection is probable and there is evidence that we have completed our obligation. If a contract includes both Delivered Learning fees and Learning Solution services, the revenues are apportioned consistent with the value associated with each and term of the contract. In all cases, these revenues are recognized in accordance with the policies detailed above.

     We have entered into revenue sharing agreements with some of our customers and have certain reseller agreements. Under revenue sharing agreements, we receive royalties or similar payments based on sales of courses by the customer. Under reseller agreements, we provide the reseller with courses at a discount from our list price. The reseller then assumes responsibility for sales, marketing, and related activities, and we would not expect to incur significant sales and marketing expenses in connection with reseller sales. To date, revenues under our revenue sharing and reseller arrangements have been insignificant.

     We have a limited operating history, which makes it difficult to forecast future operating performance. Although our revenues have grown in recent quarters, this growth rate may not be sustainable. In addition, we have never been profitable and expect to incur significant net losses in the foreseeable future as we substantially increase our content research and development, technology research and development, selling and marketing, and general and administrative expenses.

     Net losses have increased in each of the last seven quarters, and we expect losses to continue at least through the first half of calendar 2002. We expect that these losses will result in large part from our ongoing emphasis on course development and sales and marketing activities. As of March 31, 2000, we had an accumulated deficit of $43.3 million. In addition, we derive a significant portion of our revenues from a limited number of customers and the percentage of our revenues from any one customer can be material. Sales to our largest customer comprised 32% of our revenues in fiscal 2000. In fiscal 1999, no customer accounted for more than 10% of our revenues.

STOCK-BASED COMPENSATION

     Deferred stock compensation represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price at the date of grant. We recorded deferred stock compensation of $390,000 in fiscal 1999 and $11.3 million in fiscal 2000 in connection with stock options granted during these periods. This amount is amortized over the four year vesting period of the options using the multiple option approach. Stock-based compensation expense of $58,000 was recorded during fiscal 1999 and $3.7 million was recorded in fiscal 2000. No stock-based compensation was recorded in fiscal 1998. See Note 6 of Notes To Financial Statements.

NET OPERATING LOSS CARRYFORWARDS

     From inception through March 31, 2000, we incurred net losses for federal and state income tax purposes and have not recognized any income tax provision or benefit. As of March 31, 2000, we had $29.3 million of federal and $18.1 million of state net operating loss carryforwards to offset future taxable income that expire in varying amounts through 2020 and 2005, respectively. Given our limited operating history and losses incurred to date, coupled with difficulty in forecasting future results, a full valuation allowance has been recorded. Furthermore, as a result of changes in our equity ownership from our preferred stock offerings and initial public offering, utilization of net operating losses and tax credits may be subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The degree of any such limitation cannot presently be estimated. To date, we have not performed an evaluation to determine if such a limitation exists, and we may not perform such an evaluation until and unless we are profitable in the future. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 4 of Notes To Financial Statements.

                        HISTORICAL RESULTS OF OPERATIONS

     The following tables sets forth for the periods indicated the percentage of net revenue represented by certain items in our statement of operations.

                                                              YEAR ENDED MARCH 31,
                                                          ----------------------------
                                                            1998       1999      2000
                                                          --------    ------    ------
REVENUES:
  Delivered Learning fees...............................      74.0%     56.0%     46.2%
  Learning Solution services............................      26.0      44.0      53.8
                                                          --------    ------    ------
          Total revenues................................     100.0%    100.0%    100.0%
                                                          --------    ------    ------
COSTS AND EXPENSES:
  Cost of Delivered Learning fees.......................     181.5      46.3      22.3
  Cost of Learning Solution services....................      19.5      19.5      30.9
  Content research and development......................     443.0      89.7      37.7
  Technology research and development...................     332.5      54.4      34.1
  Selling and marketing.................................     700.0     160.8     107.2
  General and administrative............................     209.5      33.7      21.7
  Depreciation and amortization.........................      41.5      12.8       8.5
  Stock-based compensation *............................       0.0       3.1      33.9
                                                          --------    ------    ------
          Total costs and expenses......................   1,927.5     420.4     296.2
                                                          --------    ------    ------
Loss from operations....................................  (1,827.5)   (320.4)   (196.2)
Interest and other income...............................      93.0       9.0       9.8
Net loss................................................  (1,734.5)%  (311.4)%  (186.4)%

COMPARISON OF FISCAL 1999 AND FISCAL 2000

  Revenues

     Revenues increased from $1.8 million in fiscal 1999 to $10.8 million for fiscal 2000. In fiscal 2000, Delivered Learning fees represented 46% of revenues, and Learning Solution services represented 54% of revenues. This is compared to fiscal 1999, during which Delivered Learning fees represented 56% of revenues and Learning Solution services represented 44% of revenues.

  Delivered Learning Fees

     Delivered Learning fees increased from $1.0 million in fiscal 1999 to $5.0 million in fiscal 2000 as the number of customers increased from 132 to 231 and the number of courses we offered increased from 98 to 232. We expect that the number of courses and customers will continue to increase as our content development projects progress.

  Learning Solution Services

     Learning Solution service revenues increased from $813,000 in fiscal 1999 to $5.8 million in fiscal 2000 as the number of projects and dollar size of projects increased. We expect that both Delivered Learning fees and Learning Solutions services revenue will continue to account for a similarly significant proportion of our total revenues in the near term.

     We market our products primarily through our direct sales force in the United States. We also market our products through indirect channels including resellers, consulting firms, customers, co-developers, and Internet portals. Internationally, we have begun developing reseller relationships. To date, international revenues have been insignificant.

COSTS AND EXPENSES

  Cost of Delivered Learning Fees

     Cost of Delivered Learning fees include personnel related costs, maintenance and facility costs required to operate our Web site and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees increased from $855,000 in fiscal 1999 to $2.4 million in fiscal 2000. This increase was attributable to increased personnel and equipment related expenses required for a greater number of courses and an increased number of participants. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants. Headcount, which excludes third-party tutors related to cost of Delivered Learning fees, increased from eight employees at March 31, 1999 to 19 employees at March 31, 2000.

  Cost of Learning Solution Services

     Cost of Learning Solution services consists primarily of personnel related costs to develop custom and tailored courses for specific customers. Cost of Learning Solution services increased from $361,000 in fiscal 1999 to $3.3 million in fiscal 2000, due to the need for additional headcount to develop custom courses. Headcount, which excludes third-party tutors, related to cost of Learning Solution services increased from 12 employees at March 31, 1999 to 64 at March 31, 2000.

  Content Research and Development

     Content research and development expenses represent costs to develop catalog courses, including personnel related costs, content acquisition costs, royalties paid to authors and content editing. Content research and development expenses increased from $1.7 million in fiscal 1999 to $4.1 million in fiscal 2000. This increase was due to higher content acquisition fees related to the purchase of additional content and the hiring of additional personnel primarily engaged in catalog course development. Headcount in content research and development increased from 21 employees at March 31, 1999 to 36 employees at March 31, 2000. All content research and development expenses have been expensed as incurred. Management believes that continued investment in content development and content acquisition is essential to expand our business. As a result, we expect these expenses to increase substantially in future periods.

  Technology Research and Development

     Technology research and development expenses consist primarily of personnel related costs in connection with product development efforts of underlying technology. Technology research and development expenses increased from $1.0 million in fiscal 1999 to $3.7 million in fiscal 2000. This increase was due to the hiring of additional technology research and development employees. Headcount increased from 12 employees at March 31, 1999 to 39 employees at March 31, 2000. Management believes that continued investment in technology research and development is essential to our future success and expects these expenses to increase substantially in future periods.

  Selling and Marketing

     Selling and marketing expenses consist primarily of personnel related costs, commissions, advertising and other promotional expenses, and travel and entertainment expenses. Selling and marketing expenses increased from $3.0 million in fiscal 1999 to $11.6 million in fiscal 2000. This increase reflects the costs associated with the hiring of additional personnel and increased promotional activities. Headcount in sales and marketing increased from 23 at March 31, 1999 to 57 employees at March 31, 2000. We expect selling and marketing expenses will continue to increase as we continue to expand our sales and marketing efforts, establish additional sales territories and increase our promotional activities.

  General and Administrative

     General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. General and administrative expenses increased from $622,000 in fiscal 1999 to $2.3 million in fiscal 2000. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to professional services. Headcount increased from 5 employees at March 31, 1999 to 20 employees at March 31, 2000. Management expects general and administrative expenses to increase substantially in the future as we expand our staff and incur additional costs to support the expected growth of our business.

  Stock-Based Compensation

     Stock-based compensation expense totaled $58,000 in fiscal 1999. During fiscal 2000, stock-based compensation expenses totaled $3.7 million.

  Net Loss

     The net loss increased from $5.8 million in fiscal 1999 to $20.2 million in fiscal 2000.

FISCAL YEARS ENDED MARCH 31, 1998 AND 1999

  Revenues

     Revenues increased from $200,000 in fiscal 1998 to $1.8 million in fiscal 1999. In fiscal 1998, Delivered Learning fees accounted for 74% of revenues and Learning Solutions services accounted for 26% of revenues. In fiscal 1999, Delivered Learning fees accounted for 56% of revenues and Learning Solution services accounted for 44% of revenues.

  Delivered Learning Fees

     Delivered Learning fees increased from $148,000 in fiscal 1998 to $1.0 million in fiscal 1999. This absolute dollar increase resulted from increased course registration in existing courses and new courses introduced during the periods.

  Learning Solution Services

     Learning Solution services increased from $52,000 in fiscal 1998 to $813,000 in fiscal 1999. This absolute dollar increase was attributable to an increase in the number of custom courses developed for, and released to, a larger base of customers.

COSTS AND EXPENSES

  Cost of Delivered Learning Fees

     Cost of Delivered Learning fees increased from $363,000 in fiscal 1998 to $855,000 in fiscal 1999. These increases resulted from the expansion of capacity and capability for our Website, as well as the hiring of additional tutors to support our expanded product offering. Headcount increased from three employees at March 31, 1998 to eight employees at March 31, 1999.

  Cost of Learning Solution Services

     Cost of Learning Solution services increased from $39,000 in fiscal 1998 to $361,000 in fiscal 1999 due to the need for additional headcount to develop custom courses. Headcount increased from one employee in fiscal 1998 to 12 employees in fiscal 1999.

  Content Research and Development

     Content research and development expenses increased from $886,000 in fiscal 1998 to $1.7 million in fiscal 1999. These increases resulted from the hiring of additional personnel and the increased costs related to the acquisition of course content required to expand the breadth of our product offerings. Headcount increased from 10 employees at March 31, 1998 to 21 employees at March 31, 1999.

  Technology Research and Development

     Technology research and development expenses increased from $665,000 in fiscal 1998 to $1.0 million in fiscal 1999. These increases resulted from higher personnel related costs as we increased our staff to improve the feature set and scalability of our technology. Headcount increased from eight employees at March 31, 1998 to 12 employees at March 31, 1999.

  Selling and Marketing

     Selling and marketing expenses increased from $1.4 million in fiscal 1998 to $3.0 million in fiscal 1999. These increases resulted from higher personnel related expenses, recruiting fees, travel expenses, commissions, and increased marketing expenses, including tradeshows, public relations, advertising and other promotional activities. Headcount increased from 14 employees at March 31, 1998 to 23 employees at March 31, 1999.

  General and Administrative

     General and administrative expenses increased from $419,000 in fiscal 1998 to $622,000 in fiscal 1999. These increases resulted from the addition of finance, executive, information systems, and administrative personnel to support the growth of our business. Headcount increased from four employees at March 31, 1998 to five employees at March 31, 1999.

  Stock-Based Compensation

     No stock-based compensation expense was incurred in fiscal 1998. Stock-based compensation expense was $58,000 for fiscal 1999.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth, unaudited quarterly consolidated statement of operations data for each of the eight most recent quarters. In our opinion, this information has been prepared on the same basis as the audited financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation in accordance with generally accepted accounting principles. This information should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. Our operating results for any three-month period are not necessarily indicative of results for any future period.

                                 JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                   1998         1998            1998         1999        1999         1999            1999
                                 --------   -------------   ------------   ---------   --------   -------------   ------------
REVENUES:
  Delivered Learning fees......  $   148       $   224        $   313       $   349    $   458       $   992        $ 1,606
  Learning Solution services...      135           182            155           341        716         1,144          1,572
                                 -------       -------        -------       -------    -------       -------        -------
        Total revenues.........      283           406            468           690      1,174         2,136          3,178
                                 -------       -------        -------       -------    -------       -------        -------
COSTS AND EXPENSES:
  Cost of Delivered Learning
    fees.......................      146           202            222           285        318           486            651
  Cost of Learning Solution
    services...................       19            21             99           222        374           914            832
  Content research and
    development................      284           303            381           689        616           883          1,276
  Technology research and
    development................      219           271            225           290        443           922          1,000
  Selling and marketing........      623           711            703           933      1,351         2,065          3,802
  General and administrative...      120           138            166           198        288           486            745
  Depreciation and
    amortization...............       44            49             61            82        108           143            274
  Stock-based compensation.....       --            --              3            55        143           479          1,474
                                 -------       -------        -------       -------    -------       -------        -------
        Total costs and
          expenses.............    1,455         1,695          1,860         2,754      3,641         6,078         10,054
                                 -------       -------        -------       -------    -------       -------        -------
Interest and other income......       30            17             27            92         92            68            189
                                 -------       -------        -------       -------    -------       -------        -------
Net loss.......................  $(1,142)      $(1,272)       $(1,365)      $(1,972)   $(2,375)      $(3,874)       $(6,687)
                                 =======       =======        =======       =======    =======       =======        =======

                                 MARCH 31,
                                   2000
                                 ---------
REVENUES:
  Delivered Learning fees......   $ 1,938
  Learning Solution services...     2,389
                                  -------
        Total revenues.........     4,327
                                  -------
COSTS AND EXPENSES:
  Cost of Delivered Learning
    fees.......................       954
  Cost of Learning Solution
    services...................     1,517
  Content research and
    development................     1,307
  Technology research and
    development................     1,322
  Selling and marketing........     4,378
  General and administrative...       823
  Depreciation and
    amortization...............       390
  Stock-based compensation.....     1,567
                                  -------
        Total costs and
          expenses.............    12,258
                                  -------
Interest and other income......       706
                                  -------
Net loss.......................   $(7,225)
                                  =======

LIQUIDITY AND CAPITAL RESOURCES

     Through February 25, 2000, we historically satisfied our cash requirements primarily through private placements of equity securities, raising since inception a total of $45.1 million through private equity financing. On February 25, 2000, we completed our initial public offering and concurrent private placements raising a total of $78.7 million, net of expenses. See Note 6 of Notes To Financial Statements.

     Net cash used in operating activities totaled $3.2 million for fiscal 1998, $4.6 million for fiscal 1999 and $10.5 million for fiscal 2000. Cash used in operating activities resulted from net operating losses in each of the periods, offset in part by increases in deferred revenue, attributable to increases in sales. To date, we have met our operating expense requirements primarily from the proceeds of offerings. Deferred revenue increased from $1.2 million at March 31, 1999 to $7.0 million at March 31, 2000. Deferred revenue results from customer prepayments of Delivered Learning fees and Learning Solutions services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met.

     Net cash used in investing activities totaled $398,000 in fiscal 1998, $544,000 in fiscal 1999, and $49.4 million in fiscal 2000. The increases resulted from the purchase of marketable securities and the acquisition of capital assets, including hardware for our Website, computer and office equipment, and tenant improvements related to our newly leased facilities located at 1098 Harrison Street, San Francisco, CA required to accommodate our increased number of employees.

     Cash provided by financing activities totaled $5.8 million in fiscal 1998, $11.7 million in fiscal 1999 and $105.3 million in fiscal 2000. These increases in fiscal 1998 and 1999 resulted from the proceeds received from the issuance of preferred stock. The increase in fiscal 2000 was attributable to both the issuance of preferred stock in November 1999 and our initial public offering and private placement in February 2000.

     We believe that our existing cash resources are sufficient to finance our presently anticipated operating expenses and working capital requirement for the next 12 months. After the next twelve months, we expect to continue to incur net losses and may need additional funds to expand or meet all of our operating needs. Our future liquidity and capital requirements will depend on numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products, and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Actual resources sought may differ materially.

     We may seek to sell additional equity or debt securities or secure a bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for us in fiscal 2002. We do not believe that adoption of this statement will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates, and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors.

INTEREST RATE RISK

     As of March 31, 2000, we had cash and cash equivalents of $54.9 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally the Company had marketable securities, classified as available for sale, with maturities greater than three months totaling $43.6 million. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase in market interest rates of 10% from the market rates in effect at March 31, 2000 would cause the fair value of these investments to decrease by an immaterial amount. Declines in interest rates over time will result in lower interest income.

FOREIGN CURRENCY AND EXCHANGE RATE RISK

     All of our revenues recognized to date have been denominated in U.S. dollars and are primarily from the United States. However, an increasing portion of our future revenue may be derived from international customers. Revenues from these customers may be denominated in the local currency of the applicable countries. As a result, our operating results could become subject to significant foreign currency fluctuations based upon changes in exchange rates in relation to the U.S. dollar.

     Furthermore, if we engage in business outside the United States, changes in exchange rates relative to the U.S. dollar could make us less competitive in international markets. Although we will continue to monitor our foreign currency exposure, and may use financial instruments to limit this exposure, there can be no assurance that exchange rate fluctuations will not have a materially negative impact on our business.

EQUITY PRICE RISK

     We do not own any equity investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Balance Sheets at March 31, 1999 and 2000...................   30
Statements of Operations for the years ended March 31, 1998,
  1999 and 2000.............................................   31
Statement of Stockholders' Equity/(Deficit) for the years
  ended March 31, 1998, 1999 and 2000.......................   32
Statements of Cash Flows for the years ended March 31, 1998,
  1999 and 2000.............................................   33
Notes to Financial Statements...............................   34

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
DigitalThink, Inc.

     We have audited the accompanying balance sheets of DigitalThink, Inc. as of March 31, 1999 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of DigitalThink, Inc. at March 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE LLP

San Jose, California
April 18, 2000

                               DIGITALTHINK, INC.

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   MARCH 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  9,455    $ 54,854
  Marketable securities.....................................        --      43,644
  Accounts receivable, net of allowance for doubtful
     accounts of $75k and $205k respectively................     1,116       5,322
  Prepaid expenses and other current assets.................        34         792
                                                              --------    --------
          Total current assets..............................    10,605     104,612
Property and equipment, net.................................       698       5,564
Other assets................................................        27          --
                                                              --------    --------
          Total Assets......................................  $ 11,330    $110,176
                                                              ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $    375    $  2,243
  Accrued liabilities.......................................       711       3,018
  Deferred revenues.........................................     1,166       7,035
                                                              --------    --------
          Total current liabilities.........................     2,252      12,296
Commitments and contingencies (note 10)
Redeemable convertible preferred stock-no par value, shares
  authorized:
  25,000, shares issued and outstanding: 18,815 in 1999,
     none in 2000...........................................    24,583          --
Stockholders' equity (deficit):
  Common stock -- $0.001 per share value; shares authorized:
  100,000 shares; issued and outstanding 4,131 in 1999 and
     33,788 in 2000.........................................       400     149,160
Deferred stock compensation.................................      (332)     (7,953)
Accumulated deficit.........................................   (15,573)    (43,327)
                                                              --------    --------
Total stockholders' equity (deficit)........................   (15,505)     97,880
                                                              --------    --------
Total liabilities, redeemable convertible preferred stock
  and stockholders' equity (deficit)........................  $ 11,330    $110,176
                                                              ========    ========

                See accompanying notes to financial statements.

                               DIGITALTHINK, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        MARCH 31,
                                                              ------------------------------
                                                               1998       1999        2000
                                                              -------    -------    --------
REVENUES:
  Delivered Learning fees...................................  $   148    $ 1,034    $  4,994
  Learning Solution services................................       52        813       5,821
                                                              -------    -------    --------
          Total revenues....................................      200      1,847      10,815
                                                              -------    -------    --------
COSTS AND EXPENSES:
  Cost of Delivered Learning fees...........................      363        855       2,409
  Cost of Learning Solution services........................       39        361       3,337
  Content research and development..........................      886      1,657       4,082
  Technology research and development.......................      665      1,005       3,687
  Selling and marketing.....................................    1,400      2,970      11,596
  General and administrative................................      419        622       2,342
  Depreciation and amortization.............................       83        236         915
  Stock-based compensation*.................................       --         58       3,663
                                                              -------    -------    --------
          Total costs and expenses..........................    3,855      7,764      32,031
                                                              -------    -------    --------
Loss from operations........................................   (3,655)    (5,917)    (21,216)
Interest and other income...................................      186        166       1,055
                                                              -------    -------    --------
Net loss....................................................  $(3,469)   $(5,751)   $(20,161)
                                                              =======    =======    ========
Accretion of redeemable convertible preferred stock.........  $ 1,669    $ 3,518    $  7,593
                                                              -------    -------    --------
Loss attributable to common stockholders....................  $(5,138)   $(9,269)   $(27,754)
                                                              -------    -------    --------
Basic and diluted loss per common share.....................  $ (1.27)   $ (2.26)   $  (3.87)
                                                              -------    -------    --------
Shares used in basic and diluted loss per common share......    4,036      4,095       7,164
                                                              -------    -------    --------
Pro forma basic and diluted loss per common share...........       --    $ (0.56)   $  (1.09)
                                                              =======    =======    ========
Shares used in pro forma basic and diluted net loss per
  common share..............................................       --     16,687      25,412
                                                              =======    =======    ========
(*) Stock-based compensation:
     Cost of Delivered Learning fees........................       --    $     3    $    143
     Cost of Learning Solution services.....................       --          4         318
     Content research and development.......................       --          4          72
     Technology research and development....................       --         13         473
     Selling and marketing..................................       --         25       1,042
     General and administrative.............................       --          9       1,615
                                                              -------    -------    --------
          Total.............................................       --    $    58    $  3,663
                                                              =======    =======    ========

                See accompanying notes to financial statements.

                               DIGITALTHINK, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                           COMMON STOCK
                                         -----------------     DEFERRED     ACCUMULATED
                                         SHARES    AMOUNT    COMPENSATION     DEFICIT      TOTAL
                                         ------   --------   ------------   -----------   --------
Balances, April 1, 1997................   4,027   $      5     $     --      $ (1,166)    $ (1,161)
  Exercise of stock options............      30          1           --            --            1
  Accretion for redemption value on
     Series A and B preferred stock....      --         --           --        (1,669)      (1,669)
  Net loss.............................      --         --           --        (3,469)      (3,469)
                                         ------   --------     --------      --------     --------
Balances, March 31, 1998...............   4,057          6           --        (6,304)      (6,298)
  Exercise of stock options............      74          4           --            --            4
  Accretion for redemption value on
     Series A, B and C preferred
     stock.............................      --         --           --        (3,518)      (3,518)
  Deferred stock compensation..........      --        390         (390)           --           --
  Amortization of deferred stock
     compensation......................      --         --           58            --           58
  Net loss.............................      --         --           --        (5,751)      (5,751)
                                         ------   --------     --------      --------     --------
Balances, March 31, 1999...............   4,131        400         (332)      (15,573)     (15,505)
  Exercise of stock options............     707        506           --            --          506
  Accretion for redemption value on
     Series A, B, C and D preferred
     stock.............................      --         --           --        (7,593)      (7,593)
  Conversion of preferred stock to
     common stock......................  22,815     58,242           --            --       58,242
  Common stock issued for cash in
     initial public offering and
     concurrent private placement, net
     of issuance costs.................   6,135     78,728           --            --       78,728
  Deferred stock compensation..........      --     11,284      (11,284)           --            0
  Amortization of deferred stock
     compensation......................      --         --        3,663            --        3,663
  Net loss.............................      --         --           --       (20,161)     (20,161)
                                         ------   --------     --------      --------     --------
Balances, March 31, 2000...............  33,788   $149,160     $ (7,953)     $(43,327)    $ 97,880
                                         ======   ========     ========      ========     ========

                See accompanying notes to financial statements.

                               DIGITALTHINK, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998       1999        2000
                                                              -------    -------    --------
Cash flows from operating activities:
  Net loss..................................................  $(3,469)   $(5,751)   $(20,161)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       83        236         915
     Amortization of deferred stock compensation............       --         58       3,663
     Changes in assets and liabilities:
       Accounts receivable..................................     (249)      (865)     (4,207)
       Prepaid expenses and other current assets............      (48)        17        (758)
       Accounts payable.....................................       38        296       1,868
       Accrued liabilities..................................      209        485       2,307
       Deferred revenue.....................................      224        921       5,869
                                                              -------    -------    --------
          Net cash used in operating activities.............   (3,212)    (4,603)    (10,504)
                                                              -------    -------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (370)      (549)     (5,781)
  Purchases of marketable securities........................       --         --     (43,644)
  Other assets..............................................      (28)         5          27
                                                              -------    -------    --------
          Net cash used in investing activities.............     (398)      (544)    (49,398)
                                                              -------    -------    --------
Cash flows from financing activities:
  Proceeds from sale of preferred stock.....................    5,790     11,736      26,067
  Proceeds from sale of common stock........................        2          4      79,234
                                                              -------    -------    --------
          Net cash provided by financing activities.........    5,792     11,740     105,301
                                                              -------    -------    --------
Net increase in cash and equivalents........................    2,182      6,593      45,399
Cash and equivalents, beginning of year.....................      680      2,862       9,455
                                                              -------    -------    --------
Cash and equivalents, end of year...........................  $ 2,862    $ 9,455    $ 54,854
                                                              =======    =======    ========

                See accompanying notes to financial statements.

                               DIGITALTHINK, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     DigitalThink, Inc. (the "Company"), was incorporated in California on April 22, 1996 to provide Web-based training courses and training delivery technology. The Company completed the development of its delivery technology and initial content, and began substantial sales and marketing efforts in fiscal year 1998. In December 1999, the Company reincorporated in Delaware.

  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Actual results could differ from those estimates.

  Cash and Equivalents

     The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

  Marketable Securities

     At March 31, 2000 short-term marketable securities consisted entirely of corporate bonds ($31.3 million) all maturing in fiscal year 2001. Long-term marketable securities consisted entirely of U.S. government agencies ($12.3 million) all maturing in fiscal year 2002. The Company classifies these investments as available for sale. Unrealized gains or losses, if material, would be included in a separate component of Stockholders' equity. Realized gains and losses are computed based on the specific determination method and were not material during any of the periods presented.

  Customer Concentrations

     Accounts receivable are unsecured, and the Company is at risk to the extent that such amounts become uncollectible. At March 31, 2000, two accounts represented 20% and 19% of gross accounts receivable, respectively.

     In fiscal 1998, revenues from two customers accounted for 37% and 31% of total revenues. In fiscal 1999, no customer accounted for more than 10% of total revenues. In fiscal 2000, one customer accounted for 32% of total revenues.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to four years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the remaining lease terms.

  Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

                               DIGITALTHINK, INC.

  Revenue Recognition

     Delivered learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six months. Delivered Learning fees are recognized ratably over this access period. Revenues for Learning Solution services (custom course development) are recognized as earned in accordance with Statement of Position
(SOP) 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on percentage of completion method. The percentage of completion is based on the ratio of actual custom development costs incurred to date on each course to total estimated costs to complete the custom course. Provisions for estimated losses on incomplete contracts will be made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses. Deferred revenues represent customer prepayments for both Delivered Learning fees and Learning Solution services.

  Content research and development

     Expenses are charged to operations as incurred. Such expenses include course development personnel related costs and royalty payments to third party authors. Course development expenses and royalty payments to course authors are expensed as incurred as the recoverability of such costs against future revenues is uncertain.

  Technology research and development

     Expenses are charged to operations as incurred. Such expenses include web site development costs. To date, web site development costs which meet the capitalization criteria of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, have not been significant.

  Income Taxes

     The Company accounts for income taxes using an asset and liability approach. Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carryforwards, net of a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be realized.

  Stock-Based Awards

     The Company accounts for stock-based awards to employees under its stock option plan and employee stock purchase plan as noncompensatory in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

  Loss per Common Share

     Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be anti-dilutive.

  Pro Forma Net Loss per Common Share

     Pro forma basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares outstanding for the period and the weighted average

                               DIGITALTHINK, INC.

number of common shares resulting from the assumed conversion of outstanding shares of redeemable convertible preferred stock.

  Recently Issued Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires an enterprise to report by major components and as a single total, the change in its net assets during the period from nonowner sources. The Company had no material items of other comprehensive income to report through March 31, 2000. SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company currently operates in one reportable segment under SFAS No. 131.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2002. The Company does not believe that adoption of this statement will have a material impact on the Company's financial position or results of operations.

 2. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                               MARCH 31,
                                                            ----------------
                                                            1999      2000
                                                            -----    -------
Furniture and fixtures....................................  $  28    $    63
Computer hardware and software............................    954      5,093
Leasehold improvements....................................     45      1,643
Accumulated depreciation..................................   (329)    (1,235)
                                                            -----    -------
Property and equipment, net...............................  $ 698    $ 5,564
                                                            =====    =======

 3. ACCRUED LIABILITIES (IN THOUSANDS):

                                                                MARCH 31,
                                                              --------------
                                                              1999     2000
                                                              ----    ------
Payroll and related expenses................................  $205    $1,243
Royalties...................................................    78       273
Deferred rent...............................................    10       436
Other.......................................................   418     1,066
                                                              ----    ------
          Total accrued liabilities.........................  $711    $3,018
                                                              ====    ======

                               DIGITALTHINK, INC.

 4. INCOME TAXES (IN THOUSANDS):

     No income taxes were provided for any of the periods presented due to the Company's net losses. Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                               MARCH 31,
                                                          -------------------
                                                           1999        2000
                                                          -------    --------
Deferred tax assets:
  Accruals and reserves.................................  $    91    $    294
  Net operating losses and tax credits carried
     forward............................................    3,789      11,220
  Depreciation..........................................        3          --
                                                          -------    --------
          Total gross deferred tax asset before
            valuation allowance.........................    3,883      11,514
Valuation allowance.....................................   (3,883)    (11,426)
                                                          -------    --------
                                                               --          88
Deferred tax liabilities -- depreciation................       --         (88)
                                                          -------    --------
Net deferred tax asset..................................  $    --    $     --
                                                          =======    ========

     At March 31, 2000, the Company had available federal and California state net operating loss carryforwards of approximately $29.3 million and $18.1 million to offset future taxable income through 2020 and 2005, respectively. The Company also has federal and California state research and development credit carryforwards of $134,000 and $69,000, respectively. At March 31, 1999 and 2000, the net deferred tax assets have been fully reserved due to the uncertainty surrounding the realization of such benefits.

     Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change," as defined by the Internal Revenue Code. If there should be an ownership change, the Company's ability to utilize its carryforwards could be limited.

 5. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In July 1996, the Company issued 2,910,000 shares of Series A preferred stock for cash at $0.50 per share. In December 1996, 274,000 shares of Series A preferred stock were issued upon conversion of $137,000 of convertible notes. In June 1997, the Company issued 7,726,668 shares of Series B preferred stock for $0.75 per share. In December 1998 and March 1999, the Company issued 7,824,305 shares of Series C preferred stock for $1.50 per share. In November 1999, the Company issued 3,999,617 shares of Series D preferred stock for $6.50 per share.

     Beginning in 2001, the shares of each series of preferred stock were redeemable at the option of the holders of a majority of the outstanding preferred shares of that series, provided that the Company had not completed a public offering meeting certain criteria. The redemption price of Series A preferred stock was $0.50 per share plus a 25% compound annual rate of return from July 19, 1996 (as adjusted for any stock dividends, combinations, or splits). The redemption price of Series B preferred stock was $0.75 per share plus a 25% compound annual rate of return from June 1, 1997. The redemption price of Series C preferred stock was $1.50 per share plus a 25% compound annual rate of return from October 30, 1998. The redemption price of Series D preferred stock was $6.50 per share plus a 25% compound annual rate of return from November 1, 1999. The redemption value was accreted over the redemption period. Accretion for Series A was $278,000, $468,000, $584,000, and $658,000 in fiscal
1997, 1998, 1999 and 2000, respectively. Accretion for Series B was $1,202,000, $1,719,000 and $1,934,000 in fiscal 1998, 1999 and 2000 respectively. Accretion for Series C was $1,214,000 and $2,900,000 in fiscal 1999 and 2000 respectively. Accretion for Series D was $2,101,000 in fiscal 2000.

                               DIGITALTHINK, INC.

     Upon the closing of the Company' initial public offering on March 1, 2000 all of the outstanding shares of Series A, B, C and D redeemable convertible preferred stock were automatically converted into shares of common stock on a one-to-one basis.

 6. STOCKHOLDERS' EQUITY (DEFICIT)

  Initial Public Offering

     On March 1, 2000, the Company closed its initial public offering of 5,060,000 shares, resulting in net proceeds of $64.7 million to the Company.

  Private Placement

     In February 2000, concurrent with its initial public offering, the Company completed a private placement of 1,075,269 shares, resulting in proceeds of $14.0 million to the Company.

  Stock Option Plan

     The Company's stock option plan provides for the grant of up to 6,375,000 incentive or nonstatutory stock options to officers, employees, directors and consultants. Options vest over four years and expire over terms up to ten years.

     The Company has 657,427 shares available for future grant at March 31, 2000.

     A summary of option activity under the Plan is as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                               NUMBER      EXERCISE
                                                              OF SHARES     PRICE
                                                              ---------    --------
Balances, March 31, 1997....................................    258,500     $0.050
Granted (weighted average fair value of $0.014).............    843,000      0.067
Canceled....................................................    (81,367)     0.050
Exercised...................................................    (30,000)     0.050
                                                              ---------
Balances, March 31, 1998 (72,501 shares exercisable at a
  weighted average exercise price of $0.054 per share)......    990,133      0.065
Granted (weighted average fair value of $0.03)..............  1,461,250      0.289
Canceled....................................................   (192,486)     0.093
Exercised...................................................    (73,848)     0.059
                                                              ---------
Balances, March 31, 1999 (397,626 shares exercisable at a
  weighted average exercise price of $0.074 per share)......  2,185,049      0.230
Granted (weighted average fair value of $3.69)..............  3,709,550      4.181
Canceled....................................................   (307,874)     0.679
Exercised...................................................   (707,461)     0.714
                                                              ---------
Balances, March 31, 2000....................................  4,879,264     $3.131
                                                              =========

                               DIGITALTHINK, INC.

     The following table summarizes information as of March 31, 2000 concerning options outstanding:

                             OPTIONS OUTSTANDING                VESTED OPTIONS
                  -----------------------------------------   ------------------
                                WEIGHTED AVERAGE   WEIGHTED             WEIGHTED
                                   REMAINING       AVERAGE              AVERAGE
    EXERCISE        OPTIONS     CONTRACTUAL LIFE   EXERCISE   NUMBER    EXERCISE
     PRICES       OUTSTANDING       (YEARS)         PRICE     VESTED     PRICE
    --------      -----------   ----------------   --------   ------    --------
$ 0.05  - $ 0.075..    705,686        7.74         $ 0.067    266,671   $ 0.067
     0.250           364,731          8.73           0.250     81,471     0.250
  0.500 -   0.750..    777,619        9.00           0.569     32,401     0.569
  1.000 -   1.500..  1,713,020        9.40           1.457     86,404     1.457
     4.500            55,958          9.59           4.500         67     4.500
  8.000 -   9.000..  1,240,750        9.83           8.961     20,562     8.961
 36.500 -  53.875..     21,500        9.89          38.692         --    38.692
                   ---------          ----         -------    -------   -------
Total...........   4,879,264          9.16         $ 3.131    487,576   $ 4.181
                   ---------          ----         -------    -------   -------

  Additional Stock Plan Information

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. Until the date of the initial public offering the Company's calculations were made using the minimum value pricing method with the following weighted average assumptions: expected life, 4 years in fiscal 1998, 2.7 years in fiscal 1999 and 2.5 years in fiscal 2000; average risk-free interest rate, 6% in fiscal 1998, 5% in fiscal 1999 and 6% in fiscal 2000. The Company's calculations include volatility of 100% in the period following the public offering and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

     If the computed minimum values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, loss attributable to common stockholders and basic and diluted loss per share on a pro rata basis (as compared to such items as reported) would have been:

                                                           YEARS ENDED MARCH 31,
                                                       ------------------------------
                                                        1998       1999        2000
                                                       -------    -------    --------
Net loss:
  As reported........................................  $(3,469)   $(5,751)   $(20,161)
  Pro forma..........................................  $(3,473)   $(5,757)   $(20,407)
Basic and diluted net loss per share:
  As reported........................................  $ (1.27)   $ (2.26)   $  (3.87)
  Pro forma..........................................  $ (1.27)   $ (2.26)   $  (3.91)

                               DIGITALTHINK, INC.

  Stock-Based Compensation

     During fiscal 2000, the Company issued 3,709,550 common stock options at a weighted average price of $4.18 per share, which was less than the deemed weighted average fair value of $7.22 per share. Accordingly, the Company recorded $11,284,000 as the value of such options. Stock-based compensation of $3,663,000 was amortized to expense in the year ended March 31, 2000, and at March 31, 2000, the Company had $7,953,000 in deferred stock compensation related to options, which will be amortized to expense through fiscal 2004.

     During fiscal 1999, the Company issued 966,500 common stock options at a weighted average price of $0.39 per share, which were at prices less than the fair value of its common stock. The weighted average fair value of the common stock was $0.79 per share. Accordingly, the Company recorded $390,000 as the value of such stock options in 1999. Stock-based compensation of $58,000 was amortized to expense in fiscal 1999 and at March 31, 1999 the Company had $332,000 in unamortized deferred stock compensation related to such stock options.

     During fiscal 1998, the Company issued common stock options at exercise prices equal to the fair value of its common stock. Accordingly, no stock-based compensation was recorded for this period.

 7. NET LOSS PER SHARE

     For fiscal 1998, 1999 and 2000, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                          YEARS ENDED MARCH 31,
                                                  -------------------------------------
                                                     1998          1999         2000
                                                  ----------    ----------    ---------
Redeemable convertible preferred stock..........  10,910,668    18,734,973           --
Stock options...................................     990,133     2,185,049    4,879,264
                                                  ----------    ----------    ---------
          Total.................................  11,900,801    20,920,022    4,879,264
                                                  ==========    ==========    =========

 8. RELATED PARTY TRANSACTIONS:

     During fiscal 1999, the Company generated revenues of approximately $110,000, $161,000, $92,000 and $40,000 from four customers who are investors in the Company. Related accounts receivable totaled $322,000 at March 31, 1999.

     During fiscal 2000, the Company generated revenues of approximately $549,000, $526,000, $230,000, $158,000, $143,000, and $113,000 from six customers who are investors in the Company. Additionally, the Company generated revenues of $3.5 million from one customer of which one of the Company's directors is an executive officer.

 9. EMPLOYEE BENEFIT PLANS

  401(k) Plan

     The Company has a 401(k) retirement plan (the Plan) that covers substantially all employees of the Company. The Plan provides for voluntary salary reduction contributions of up to 20% of eligible participants' annual compensation. The Company has not provided matching contributions for any of the periods presented.

  Employee Stock Purchase Plan

     The Company has a Qualified Employee Stock Purchase Plan (ESPP) under which 200,000 shares of common stock have been reserved for issuance, with an annual increase in the number of shares reserved on

                               DIGITALTHINK, INC.

the first day of each fiscal year. Under the ESPP, eligible employees may purchase shares of the Company's common stock through payroll deductions of up to 10% of the participant's compensation.

10. LEASE COMMITMENTS

     The Company leases its principal office facilities under operating leases. As of March 31, 2000, future minimum payments under facilities operating leases are as follows (in thousands):

                    FISCAL YEAR ENDING
                         MARCH 31,
                    ------------------
  2001.....................................................  $ 1,230
  2002.....................................................    1,177
  2003.....................................................    1,177
  2004.....................................................    1,177
  2005.....................................................    1,304
Thereafter.................................................    6,101
                                                             -------
          Total............................................  $12,166
                                                             =======

     Rent expense under operating leases was $103,000, $142,000 and $978,000 for the years ended March 31, 1998, 1999 and 2000, respectively.

                                   * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" contained in DigitalThink's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of our last fiscal year in connection with the solicitation of proxies for our 2000 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by Section 16(a) is incorporated by reference form the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Executive Officer Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

     The following Financial Statements of DigitalThink, Inc. and Report of Deloitte & Touche LLP, have been filed as part of this Form 10-K. See Index to Financial Statements under Item 8, above:

                         INDEX TO FINANCIAL STATEMENTS

     Independent Auditors' Report
     Balance Sheets at March 31, 1999 and 2000
     Statements of Operations for the years ended March 31, 1998, 1999 and 2000 Statement of Stockholders' Equity (Deficit) for the years ended March 31, 1998, 1999 and 2000
     Statements of Cash Flows for the years ended March 31, 1998, 1999 and 2000 Notes to Financial Statements

(a)2. FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(a)3. EXHIBITS

     Refer to (C) below.

(b) REPORTS ON FORM 8-K

     The Company was not required to and did not file any reports on Form 8-K during the period from March 31, 2000 to date of filing.

(c) EXHIBITS

    EXHIBIT
     NUMBER                       DESCRIPTION OF DOCUMENT
    --------                      -----------------------
     #3.1       Amended and Restated Certificate of Incorporation
     @3.2       Bylaws of DigitalThink, Inc.
     *4.1       Specimen Common Stock Certificate
     *5.1       Opinion of Wilson Sonsini Goodrich & Rosati, Professional
                Corporation
    *10.1       Restated Investors Rights Agreement dated November 10, 1999
    *10.2       1996 Stock Plan and forms of agreements thereunder
    *10.3       1999 Employee Stock Purchase Plan
    *10.4       Form of Director and Executive Officer Indemnification
                Agreement
    *10.5       Standard Industrial/Commercial Single Tenant Lease dated
                June 18, 1998 between DigitalThink and Bruce J. Cardinal,
                Trustee of the Robert J. Cardinal Trust, for office space
                located at 1064 & 1098 Harrison Street, San Francisco,
                California, and addenda and inserts thereto
    *10.6       DigitalThink Custom Course Agreement dated March 3, 1999
                between DigitalThink and Adobe Systems Incorporated
    *10.7       DigitalThink Course Agreement dated March August 19, 1999
                between DigitalThink and KPMG LLP
    *10.8       Services Agreement between DigitalThink and Exodus
                Communications, Inc.
    *10.9       Course Development Agreement between DigitalThink and Texas
                Instruments, Inc.
     10.10      Reserved
    *10.11      Stock Purchase Agreement dated January 21, 2000 between
                DigitalThink and GE Capital Equity Investments
    *10.12      Stock Purchase Agreement dated January 21, 2000 between
                DigitalThink and Tenet Healthcare Corporation
    *10.13      Registration Rights Agreement between DigitalThink and GE
                Capital Equity Investments
     27.1       Financial Data Schedule

---------------
# Incorporated by reference to exhibit 3.1(b) filed with our Registration Statement on Form S-1 (File No. 333-92429), as amended.

@ Incorporated by reference to exhibit 4.2(b) filed with our Registration
  Statement on Form S-1 (File No. 333-92429), as amended.

* Incorporated by reference to the same number exhibit filed with our Registration Statement on Form S-1 (File No. 333-92429), as amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITALTHINK, INC.
                                          (Registrant)

June 23, 2000                             By:     /s/ PETER J. GOETTNER
                                            ------------------------------------
                                                     Peter J. Goettner
                                            President, Chief Executive Officer,
                                                 and Chairman of the Board

June 23, 2000                             By:      /s/ MICHAEL W. POPE
                                            ------------------------------------
                                                      Michael W. Pope
                                                     Vice President and
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter J. Goettner and Michael W. Pope, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
               By: /s/ PETER J. GOETTNER                    President, Chief Executive    June 23, 2000
  ----------------------------------------------------     Officer and Chairman of the
                   Peter J. Goettner                        Board (Principal Executive
                                                                     Officer)

                By: /s/ MICHAEL W. POPE                      Vice President and Chief     June 23, 2000
  ----------------------------------------------------     Financial Officer (Principal
                    Michael W. Pope                          Financial and Accounting
                                                                     Officer)

              By: /s/ SAMUEL D. KINGSLAND                            Director             June 23, 2000
  ----------------------------------------------------
                  Samuel D. Kingsland

               By: /s/ STEVE L. ESKENAZI                             Director             June 23, 2000
  ----------------------------------------------------
                   Steve L. Eskenazi

              By: /s/ WILLIAM H. LANE, III                           Director             June 23, 2000
  ----------------------------------------------------
                  William H. Lane, III

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                 By: /s/ JON C. MADONNA                              Director             June 23, 2000
  ----------------------------------------------------
                     Jon C. Madonna

                By: /s/ E. FOLLET CARTER                             Director             June 23, 2000
  ----------------------------------------------------
                    E. Follet Carter

              By: /s/ RODERICK C. MCGEARY                            Director             June 23, 2000
  ----------------------------------------------------
                  Roderick C. McGeary

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        BALANCE AT   CHARGES TO                BALANCE AT
                                                        BEGINNING    COSTS AND                   END OF
                                                        OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                                                        ----------   ----------   ----------   ----------

Year ended March 31, 1998
Allowance for doubtful accounts.......................   $    --      $ 10,000     $     --     $ 10,000

Year ended March 31, 1999
Allowance for doubtful accounts.......................   $10,000      $ 72,000     $ (6,892)    $ 75,108

Year ended March 31, 2000
Allowance for doubtful accounts.......................   $75,108      $170,000     $(40,000)    $205,108

                                  EXHIBIT LIST

    EXHIBIT
     NUMBER                       DESCRIPTION OF DOCUMENT
    --------                      -----------------------
     #3.1       Amended and Restated Certificate of Incorporation
     @3.2       Bylaws of DigitalThink, Inc.
     *4.1       Specimen Common Stock Certificate
     *5.1       Opinion of Wilson Sonsini Goodrich & Rosati, Professional
                Corporation
    *10.1       Restated Investors Rights Agreement dated November 10, 1999
    *10.2       1996 Stock Plan and forms of agreements thereunder
    *10.3       1999 Employee Stock Purchase Plan
    *10.4       Form of Director and Executive Officer Indemnification
                Agreement
    *10.5       Standard Industrial/Commercial Single Tenant Lease dated
                June 18, 1998 between DigitalThink and Bruce J. Cardinal,
                Trustee of the Robert J. Cardinal Trust, for office space
                located at 1064 & 1098 Harrison Street, San Francisco,
                California, and addenda and inserts thereto
    *10.6       DigitalThink Custom Course Agreement dated March 3, 1999
                between DigitalThink and Adobe Systems Incorporated
    *10.7       DigitalThink Course Agreement dated March August 19, 1999
                between DigitalThink and KPMG LLP
    *10.8       Services Agreement between DigitalThink and Exodus
                Communications, Inc.
    *10.9       Course Development Agreement between DigitalThink and Texas
                Instruments, Inc.
     10.10      Reserved
    *10.11      Stock Purchase Agreement dated January 21, 2000 between
                DigitalThink and GE Capital Equity Investments
    *10.12      Stock Purchase Agreement dated January 21, 2000 between
                DigitalThink and Tenet Healthcare Corporation
    *10.13      Registration Rights Agreement between DigitalThink and GE
                Capital Equity Investments
     27.1       Financial Data Schedule

---------------
# Incorporated by reference to exhibit 3.1(b) filed with our Registration Statement on Form S-1 (File No. 333-92429), as amended.

@ Incorporated by reference to exhibit 4.2(b) filed with our Registration
  Statement on Form S-1 (File No. 333-92429), as amended.

* Incorporated by reference to the same number exhibit filed with our Registration Statement on Form S-1 (File No. 333-92429), as amended.