Form 10-Q
period 2000-06-30
DIGITALTHINK INC
filed 2000-08-14
CIK 1100514

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  June 30, 2000

                                       or

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-28687


                               DIGITALTHINK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                   94-3244366
 (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                          NUMBER)


 1098 HARRISON STREET, SAN FRANCISCO, CALIFORNIA           94103
      (Address of principal executive offices)           (Zip code)

                                 (415) 625-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 9, 2000, Registrant had outstanding 34,140,751 Common Stock, $0.001 par value.



===============================================================================

                                TABLE OF CONTENTS



                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited):

          Condensed Statements of Operations - three months ended June 30, 2000 and June 30, 1999

          Condensed Balance Sheets - June 30, 2000 and March 31, 2000

          Condensed Statements of Cash Flows - three months ended
          June 30, 2000 and June 30, 1999

          Notes to Condensed Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, including Factors Affecting Future Results

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

                           PART II: OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2.   Changes in Securities and Use of Proceeds

ITEM 3.   Defaults Upon Senior Securities

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Other Information

ITEM 6.   Exhibits and Reports on Form 8-K

          Signatures

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS


                               DIGITALTHINK, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             JUNE 30,       MARCH 31,
                                                               2000            2000
                                                            ---------       ---------
ASSETS
Current assets:
     Cash and equivalents                                   $  27,302       $  54,854
     Marketable securities                                     66,489          43,644
     Accounts receivable, net of allowance for
      doubtful accounts of $250 and $105, respectively          7,292           5,322
     Prepaid expenses and other current assets                  1,600             792
                                                            ---------       ---------
          Total current assets                                102,683         104,612
                                                            ---------       ---------

Property and equipment, net                                     7,600           5,564
                                                            ---------       ---------
          Total assets                                      $ 110,283       $ 110,176
                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Deferred revenue                                       $  10,905       $   7,035
     Accounts payable                                           4,010           2,243
     Accrued liabilities                                        3,499           3,018
                                                            ---------       ---------
          Total liabilities                                    18,414          12,296
                                                            ---------       ---------

Stockholders' equity (deficit):
   Common stock - at $0.001 per share value; shares
   authorized: 100,000 shares; issued and outstanding:
   33,788 in March 2000 and 33,931 in June 2000               149,249         149,160
Deferred stock compensation                                    (6,403)         (7,953)
Accumulated deficit                                           (50,977)        (43,327)
                                                            ---------       ---------
         Total stockholders' equity                            91,869          97,880
                                                            ---------       ---------
          Total liabilities and stockholders' equity        $ 110,283       $ 110,176
                                                            =========       =========

                               DIGITALTHINK, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             QUARTER ENDED JUNE 30,
                                                            -----------------------
                                                              2000          1999
                                                            --------       --------
Revenues:
      Delivered Learning fees                               $  2,395       $    458
      Learning Solution services                               3,867            716
                                                            --------       --------
          Total revenues                                       6,262          1,174

Costs and expenses:
      Cost of Delivered Learning fees                          1,012            318
      Cost of Learning Solution services                       2,281            374
      Content research and development                         2,820            616
      Technology research and development                      2,142            443
      Selling and marketing                                    3,921          1,351
      General and administrative                               1,174            288
      Depreciation and amortization                              562            108
      Stock-based compensation *                               1,549            143
                                                            --------       --------
          Total costs and expenses                            15,461          3,641
                                                            --------       --------

Loss from operations                                          (9,199)        (2,467)
Interest and other income                                      1,549             92
                                                            --------       --------
Net loss                                                    $ (7,650)      $ (2,375)
                                                            ========       ========

Basic and diluted loss per common share                     $  (0.23)      $  (0.90)
                                                            ========       ========

Shares used in basic and diluted loss per common share        33,867          4,145

Pro forma basic and diluted loss per common share           $  (0.23)      $  (0.16)
                                                            ========       ========

Shares used in pro forma basic and diluted net
loss per common share                                         33,867         22,874

(*) Stock-based compensation:
      Cost of Delivered Learning fees                             41             15
      Cost of Learning Solution services                         159             13
      Content research and development                            25              7
      Technology research and development                        243             20
      Selling and marketing                                      429             65
      General and administrative                                 652             23
                                                            --------       --------
          Total                                                1,549            143
                                                            ========       ========

                               DIGITALTHINK, INC.
                             STATEMENTS OF CASHFLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           QUARTER ENDED JUNE 30,
                                                          -----------------------
                                                             2000          1999
                                                          --------       --------
Cash flows from operating activities:
   Net loss                                               $ (7,650)      $ (2,375)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                             562            108
     Amortization of deferred stock compensation             1,549            143
     Changes in assets and liabilities:
         Accounts receivable                                (1,970)            27
         Other current assets                                 (809)          (234)
         Other current liabilities                           2,248            426
         Deferred revenue                                    3,870            554
                                                          --------       --------
          Net cash used in operating activities             (2,200)        (1,351)
                                                          --------       --------

Cash flows from investing activities:
  Purchases of property and equipment                       (2,597)          (272)
  Purchases of marketable securities                       (33,345)             -
  Proceeds from maturities of marketable securities         10,500              -
  Other assets                                                   0            (16)
                                                          --------       --------
          Net cash used in investing activities            (25,442)          (288)
                                                          --------       --------

Cash flows from financing activities:
  Proceeds from sale of common stock                            90              3
                                                          --------       --------
          Net cash provided by financing activities             90              3
                                                          --------       --------

Net decrease in cash and equivalents                       (27,552)        (1,636)
Cash and equivalents, beginning of quarter                  54,854          9,455
                                                          --------       --------
Cash and equivalents, end of quarter                      $ 27,302       $  7,819
                                                          ========       ========

Notes to Condensed Financial Statements (Unaudited)


1 - Basis of Presentation

    The condensed financial statements included herein have been prepared by DigitalThink, Inc., (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that this document be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31,2000.

    The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001.




2 - Loss per Common Share

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

    The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering occurring in February 2000. Accordingly, a pro forma calculation is presented assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock using the if-converted method from their respective dates of issuance.

    The following table presents the calculation of actual and pro forma net loss per common share (in thousands, except per share data):

                                                                        THREE MONTHS ENDED
                                                                      ------------------------
                                                                      JUNE 30,        JUNE 30,
                                                                        2000           1999
                                                                      ---------      ---------
Net Loss                                                              $ (7,650)      $ (2,375)

Basic:
   Weighted average shares of common stock outstanding used
     in computing basic and diluted net loss per share                  33,867          4,145

   Basic and diluted net loss per share                               $  (0.23)         (0.90)

Pro forma:
   Net loss                                                           $ (7,650)      $ (2,375)

   Weighted average shares used in computing basic and diluted
     net loss per share (from above)                                    33,867          4,145

   Adjustment to reflect the effect of the assumed conversion of
     preferred stock to common stock from the date of issuance              --         18,729

   Weighted average shares used in computing pro forma basic
     and diluted net loss per share                                     33,867         22,874

   Pro forma basic and diluted  net loss per common share             $  (0.23)      $  (0.16)


3 - Revenue Recognition

    Delivered Learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six months. Delivered Learning fees are recognized ratably over this access period. Revenues for Learning Solution services (custom course development) are recognized as earned in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of
    Construction/Production - Type Contracts, as development progresses based on percentage of completion method. We measure the percentage of completion based on the ratio of actual custom development costs incurred to date on each course to total estimated costs to complete the custom course. Provisions for estimated losses on incomplete contracts will be made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses. Deferred revenues represent customer prepayments for both Delivered Learning fees and Learning Solution services.

4 - Subsequent Events

    On July 5, 2000, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding shares of Arista Knowledge Systems, a Delaware corporation, for a purchase price of approximately $20 million in DigitalThink common stock and the payment of $3.5 million of Arista's debt.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors Affecting Future Results".

REVENUES

Revenues increased from $1.2 million in the three months ended June 30, 1999 to $6.3 million in the three months ended June 30, 2000. For the three months ended June 30, 2000, Delivered Learning fees represented 38% of revenues and Learning Solution services represented 62% of revenues. This is compared to the three months ended June 30, 1999, during which Delivered Learning fees represented 39% of revenues and Learning Solution services represented 61% of revenues.

Delivered Learning fees

Delivered Learning fees increased from $458,000 in the three months ended June 30, 1999 to $2.4 million in the three months ended June 30, 2000 as the number of customers increased from approximately 120 to 271 and the number of courses increased from 110 to 240. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution services

Learning Solution services revenue increased from $716,000 in the three months ended June 30, 1999 to $3.9 million in the three months ended June 30, 2000 as the number of courses under development and the dollar size of the projects increased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

We market our products primarily through our direct sales channel and our reseller system integrator partners in the United States. We also market our products through resellers, customers, co-developers, and Internet portals. Internationally, we opened our European operations headquartered in London in May 2000 and have begun developing relationships with third party resellers. To date, international revenues have been insignificant.

COSTS AND EXPENSES

Cost of Delivered Learning fees

Cost of Delivered Learning fees include personnel related costs, maintenance and facility costs required to operate our Web site and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees increased from $318,000 in the three months ended June 30, 1999 to $1.0 million in the three months ended June 30, 2000. This increase was attributable to increased personnel and equipment related expenses required for a greater number of courses and an increased number of participants. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants. Headcount, which excludes third-party tutors related to cost of Delivered Learning fees, increased from 10 at June 30, 1999 to 24 at June 30, 2000.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services increased from $374,000 in the three months ended June 30, 1999 to $2.3 million in the three months ended June 30, 2000. This increase was primarily attributable to the need for additional headcount to meet demand for the development of custom courses. Headcount, which excludes third party tutors, related to cost of Learning Solution services increased from 26 employees at June 30, 1999 to 76 employees at June 30, 2000.

Content Research and Development

Content research and development expenses represent costs to develop catalog courses, including personnel related costs, content acquisition costs, royalties paid to authors and content editing. Content research and development expenses increased from $616,000 in the three months ended June 30, 1999 to $2.8 million in the three months ended June 30, 2000. This increase was due to higher content acquisition related fees related to the purchase of new content, in particular costs associated with significantly revising our e-commerce product offerings, and the hiring of additional personnel to expand the number of courses offered in our catalog. Headcount in content research and development increased from 27 employees at June 30, 1999 to 36 employees at June 30, 2000. Management believes that continued investment in content development and content acquisition is essential to expand our business. As a result, we expect these expenses to increase substantially in future periods.

Technology Research and Development

Technology research and development expenses consist primarily of personnel related costs in connection with product development efforts of underlying technology. Technology research and development expenses increased from $443,000 in the three months ended June 30, 1999 to $2.1 million in the three months ended June 30, 2000. This increase was primarily attributable to the hiring of software engineers. Headcount increased from 13 employees at June 30, 1999 to 46 employees at June 30, 2000. Management believes that continued investment in technology research and development is essential to our future success and expects these expenses to increase in future periods.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel related costs, commissions, advertising and other promotional expenses, and travel and entertainment expenses. Selling and marketing expenses increased from $1.4 million in the three months ended June 30, 1999 to $3.9 million in the three months ended June 30, 2000. This increase reflects the costs associated with the hiring of additional personnel and increased promotional activities. Headcount in selling and marketing increased from 31 at June 30, 1999 to 63 at June 30, 2000. We expect selling and marketing expenses will continue to increase as we continue to expand our selling and marketing efforts, establish additional sales territories and increase our promotional activities.

General and Administrative

General and administrative expenses consist primarily of personnel related costs, occupancy costs, insurance related costs, and professional services fees. General and administrative expenses increased from $288,000 in the three months ended June 30, 1999 to $1.2 million in the three months ended June 30, 2000. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to insurance and professional services. Headcount increased from 8 employees at June 30, 1999 to 25 employees at June 30, 2000. Management expects general and administrative expenses will continue to increase in the future as we expand our staff and incur additional costs to support the targeted growth of our business.

Stock-Based Compensation

Stock-based compensation expense increased from $143,000 in the three months ended June 30, 1999 to $1.5 million in the three months ended June 30, 2000.

Net Loss

The net loss increased from $2.4 million in the three months ended June 30, 1999 to $7.7 million in the three months ended June 30, 2000.

Liquidity and Capital Resources

Net cash used in operating activities totaled $2.2 million for the three months ended June 30, 2000 and $1.4 million for the comparable prior year period. Cash used in operating activities for the current period resulted from net operating losses and increases in accounts receivable, offset in part by increases in deferred revenue and current liabilities. To date, we have met our operating expense requirements primarily from the proceeds of offerings. Accounts receivable increased from $5.3 million at March 31, 2000 to $7.3 million at June 30, 2000, due to increased sales. Deferred revenue increased from $7.0 million at March 31, 2000 to $10.9 million at June 30, 2000. Deferred revenue results from customer prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met. Other current liabilities have increased from $5.3 million at March 31, 2000 to $7.5 million on June 30, 2000. This increase is due to our continuing expansion and increasing headcount.

Net cash used in investing activities totaled $25.4 million in the three months ended June 30, 2000 and $288,000 for the comparable prior year period. The increase resulted from the acquisition of capital assets, including hardware for our Website, and computer and office related equipment and the purchase ($33.3 million) and sale ($10.5 million) of marketable securities.

Cash provided by financing activities totaled $90,000 in the three months ended June 30, 2000 and $3,000 in the three months ended June 30, 1999. The amounts provided in both periods were the result of the proceeds generated from exercise of employee options.

We believe our existing cash resources are sufficient to finance our presently anticipated operating expenses and working capital requirement for at least the next twelve months. Our future liquidity and capital requirements will depend on numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products, and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Actual resources sought may differ materially. We may seek to sell additional equity or debt securities or secure a bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Arrangement for additional financing may not be available in amounts or on terms acceptable to us, if at all.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for us in fiscal 2002. We do not believe that the adoption of this statement will have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted by the Company's fourth quarter of fiscal year 2001 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed it's evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

Subsequent Events

On July 5, 2000, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding shares of Arista Knowledge Systems, Inc. (Arista), a Delaware corporation, for a purchase price of approximately $20 million in DigitalThink common stock and the payment of $3.5 million of Arista's debt. The Company expects to record an after-tax charge related to in-process research and development in connection with this acquisition in the second quarter of fiscal 2001. The amount of such charge cannot presently be estimated.

On July 11, 2000 the Company entered into an agreement with Electronic Data Systems Corporation (EDS) pursuant to which EDS has been issued two separate performance warrants to purchase shares of DigitalThink common stock. Under the terms of the first warrant, EDS can earn warrants to purchase up to 850,000 shares of DigitalThink common stock exercisable at $29 per share. The warrant is earned when EDS delivers third-party customers from the United States prior to July 31, 2003, which generate a total of $50 million of contractually committed revenue to DigitalThink recognizable by July 31, 2005. The warrants must be exercised by October 31, 2003. This warrant contains a significant disincentive for non-performance. If EDS fails to deliver the full $50 million of contracted United States, revenue by July 31, 2003, EDS has agreed to pay DigitalThink $5 million.

Under the terms of the second warrant, EDS can earn warrants for up to 680,000 shares of DigitalThink common stock exercisable at $29 per share. The warrant is earned when EDS delivers third-party customers from outside the United States prior to July 31, 2003, which generate a total of $50 million of contractually committed revenue to DigitalThink recognizable by July 31, 2005. The warrants must be exercised by October 31, 2003. This warrant contains a significant disincentive for non-performance. If EDS fails to deliver the full $50 million of contracted revenue , non-United States revenue by July 31, 2003, EDS has agreed to pay DigitalThink $5 million.

The Company expects to incur a fixed non-cash charge of $30 million to $40 million over the next three years related to this transaction. This estimate of the charge is based on the fair value of the warrants issued. The exact amount of this charge is expected to be determined by the end of the second quarter of fiscal 2001.

                        FACTORS AFFECTING FUTURE RESULTS.

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

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT OF $51 MILLION AT JUNE 30, 2000. WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

        We have experienced losses in each quarter since our inception and expect that our losses will increase in each quarter at least through the end of fiscal 2001. Our accumulated deficit as of June 30, 2000 was $51 million. We have never achieved a profitable quarter and we expect to continue to incur increasing quarterly losses as we expand our operations and fund our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure and hire additional staff. We also plan to invest heavily to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses in absolute dollars. We currently expect our total costs and expenses to be at least $55.0 million in fiscal 2001. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a timeframe expected by public market analysts or investors, the market price of our common stock will likely decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

        Our revenue and operating results are volatile and difficult to predict and may be susceptible to declines in future periods. Our quarterly results of operations may fluctuate significantly in the future due to shortfalls in revenues or orders. We therefore believe that quarter to quarter comparisons of our operating results may not be a good indication of our future performance. In the event of a revenue or order shortfall or unanticipated expenses in some future quarter or quarters, our operating results may be below the expectations of public market analysts or investors. In such an event, the price of our common stock may decline significantly. Due to the factors discussed in this risk factors section and because we are engaged in a relatively new and emerging business, revenue and operating results for the foreseeable future are difficult to forecast. Our current and future expense estimates are largely fixed and based, to a significant degree, on our estimates of future revenue. We will likely be unable to, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would cause our quarterly results for a particular period to decline.

OUR RECOGNITION OF REVENUE IS DEPENDENT UPON THE ACHIEVEMENT OF VARIOUS MILESTONES, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

        In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available on our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom-tailored courses accounted for approximately 54% of our total revenues for the fiscal year ended March 31, 2000. Custom-tailored course revenues are dependent upon customers providing us with the subject matter expertise to be incorporated into the course as well as our completion of production and customer sign-off. Accordingly, if customers do not provide us with the specific subject matter content in a timely manner, our ability to recognize revenues will be harmed, which would harm our operating results. In addition, if participant registration, which requires the participants to come to our Web site to sign up for a course, does not proceed as expected, our ability to recognize revenues will be delayed, which will also harm our operating results. Participant registration depends in large part on the promotional activities of our customers. If customers fail to take necessary measures to require employee enrollment in courses or if they fail to promote the course effectively to persons outside their organization, our ability to recognize revenues, and therefore our operating results, could be harmed.

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

        Our recent rapid growth has placed, and future anticipated growth is likely to continue to place, a considerable strain on our managerial resources. We have grown from 33 employees on January 1, 1998 to 270 employees on June
30, 2000. We plan to continue to expand our sales and marketing, administration, content and technology development and tutoring organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls, our reporting systems and procedures. In addition, we will need to expand, train and manage our work force, which we anticipate will expand significantly. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base. Should this occur, our reputation and competitive position could be seriously damaged.

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

ANY FAILURE OF, OR CAPACITY CONSTRAINTS IN, THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS.

        Our communications hardware and some of our other computer hardware operations are located at the facilities of Exodus Communications, Inc. in Santa Clara, California. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins, earthquakes, fires, floods, other natural disasters or other similar disruptive problems could adversely affect the operation of our systems. Despite precautions we have taken, unanticipated problems affecting our systems in the future could cause interruptions or delays in the delivery of our courses. The failure of our telecommunications provider or Exodus, which together provide us with our Internet connection, to provide sufficient and timely data communications capacity and network infrastructure could cause service interruptions or slower response times, and reduce customer demand for our courses and services. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of damage. We do not currently have fully redundant systems or a formal disaster recovery plan. Our Web site must accommodate a high volume of traffic and deliver courses and other information in a timely manner. Our Web site has experienced in the past, and may experience in the future, slow response times for a variety of reasons. We periodically experience unscheduled system downtime, which results in our Web site being inaccessible to participants. Since September 1, 1999, we have experienced 19 instances of unscheduled system downtime which on average have resulted in our Web site being entirely inaccessible to course participants for approximately 1.5 hours. Although we have not suffered material losses during these downtimes, if we experience extended downtime in the future, customers and our course participants could lose confidence in our services.

WE CURRENTLY INTEND TO EXPAND INTERNATIONALLY AND, AS A RESULT, WE COULD BECOME SUBJECT TO NEW RISKS.

        Our strategy includes international expansion of our business. To date, however, we have not received revenues from customers outside of the United States. Our current plans include expansion into the United Kingdom, which began during the first quarter of fiscal 2001 and possible expansion into Japan during fiscal 2001. Our prospects in Japan could be affected by recessionary economic conditions, which prevailed for much of the 1990's. In the United Kingdom, we could be affected by political and monetary changes, including European unification and introduction of the Euro. This international expansion will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing courses internationally. We could become subject to additional risks as we expand internationally, including:

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

        If we encounter these factors in connection with our current and future expansions in the United Kingdom and Japan, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates, and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors.

Interest rate risk

As of June 30, 2000, we had cash and cash equivalents of $27.3 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally the Company had marketable securities, classified as available for sale, with maturities greater than three months totaling $66.5 million. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase in market interest rates of 10% from the market rates in effect at June 30, 2000 would cause the fair value of the these investments to decrease by an immaterial amount. Declines in interest rates over time will result in lower interest income.

Foreign Currency and Exchange Rate Risk

All of our revenues recognized to date have been denominated in U.S. dollars and are primarily from the United States. However, an increasing portion of our future revenue may be derived from international customers. Revenues from these customers may be denominated in the local currency of the applicable countries. As a result, our operating results could become subject to significant foreign currency fluctuations based upon changes in exchange rates in relation the U.S. dollar.

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

Equity Price Risk

We do not own any equity investments.

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Report of Use of Proceeds from Initial Public Offering date February 24, 2000

    On February 24, 2000, we completed our initial public offering, in which we sold 5,060,000 shares of common stock at $14 per share. The total aggregate gross proceeds amounted to $65.2 million. Underwriter's discounts and other related costs were approximately $5.5 million, resulting in net proceeds of approximately $59.7 million, plus additional $14 million from a private placement of common stock the Company completed concurrently with the initial public offering. From March 1, 2000 to June 30, 2000, the Company estimates that it has used a portion of the net proceeds of the two offerings as follows:
(i) investments in cash and cash equivalents of $68.3 million; and (ii) working capital and general corporate purposes of $4.7 million.

    We have used these proceeds for capital and general corporate purposes, for the following:

        -   the acquisition of Arista Knowledge Systems, Inc.;

        -   increased learning solutions capacity and capability;

        -   creation of a platform partner program;

        -   expanded technology and engineering headcount; and

        -   investment in content and course development tools and resources.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER MATTERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             27.1   Financial Data Schedule

     (b)     Reports on Forms 8-K

     The Company did not file any reports on Form 8-K during the period covered by this report.

     The Company did file a report on Form 8-K on July 21, 2000 with respect to the acquisition of Arista Knowledge Systems, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DIGITALTHINK, INC.
                                            (Registrant)


Date:  August 11, 2000
                                            /s/ Peter J. Goettner
                                            ---------------------------------
                                            Peter J. Goettner
                                            Chairman of the Board
                                            Chief Executive Officer
                                            (Principle Executive Officer)


       August 11, 2000                      /s/  Michael W. Pope
                                            ---------------------------------
                                            Michael W. Pope
                                            Vice President,
                                            Chief Financial Officer
                                            (Principle Financial and Accounting
                                            Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
-----------                         -----------------
27.1                                Financial Data Schedule