Form 10-Q
period 2000-09-30
DIGITALTHINK INC
filed 2000-11-14
CIK 1100514

================================================================================

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

                               September 30, 2000

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


             1098 HARRISON STREET, SAN FRANCISCO, CALIFORNIA, 94103
                    (Address of principal executive offices)

                                 (415) 625-4000
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of November 8, 2000, Registrant had outstanding 34,828,529 Common Stock, $0.001 par value.

================================================================================

                                TABLE OF CONTENTS



                          PART I: FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited):

           Condensed Statements of Operations - three months ended September 30, 2000 and September 30, 1999 and year to date September 30, 2000 and September 30, 1999

           Condensed Balance Sheets - September 30, 2000 and March 31, 2000

           Condensed Statements of Cash Flows - six months ended September 30, 2000 and September 30, 1999

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

ITEM 5.    Other Information

ITEM 6.    Exhibits and Reports on Form 8-K

           Signatures


PART I:    FINANCIAL INFORMATION
ITEM I:    FINANCIAL STATEMENTS

                                DIGITALTHINK INC.
                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            September 30,      March 31,
                                                                2000             2000
                                                            -------------     ---------
ASSETS
Current assets:
     Cash and equivalents                                     $  32,038       $  54,854
     Marketable securities                                       49,119          41,844
     Restricted cash                                              1,817           1,800
     Accounts receivable, net of allowance for doubtful
       accounts of $300 and $205, respectively                   10,885           5,322
     Prepaid expenses and other current assets                    2,452             792
                                                              ---------       ---------
          Total current assets                                   96,311         104,612
                                                              ---------       ---------

Property & equipment, net                                         9,276           5,564

Goodwill and other intangible assets                             18,012              --
                                                              ---------       ---------
          Total assets                                        $ 123,599       $ 110,176
                                                              =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $   4,104       $   2,243
     Accrued Liabilities                                          4,357           3,018
     Deferred revenue                                            14,429           7,035
                                                              ---------       ---------
          Total liabilities                                      22,890          12,296
                                                              ---------       ---------

Long-term liabilities                                                17              --

Stockholders' equity:
     Common stock - at $0.001 per share value; shares
     authorized: 100,000; shares issued and outstanding:
     33,788 in March 2000 and 34,575 in September 2000          181,558         149,160
Stockholders' notes                                                  (9)             --

Deferred stock compensation                                      (6,299)         (7,953)
Accumulated deficit                                             (74,558)        (43,327)
                                                              ---------       ---------
          Total stockholders' equity                            100,692          97,880
                                                              ---------       ---------
          Total liabilities and stockholders' equity          $ 123,599       $ 110,176
                                                              =========       =========

                                DIGITALTHINK INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                QUARTER ENDED               YEAR TO DATE
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                             2000          1999          2000          1999
                                                           --------      --------      --------      --------
Revenues:
      Delivered Learning fees                              $  3,322      $    992      $  5,717      $  1,450
      Learning Solution services                              5,438         1,144         9,305         1,860
                                                           --------      --------      --------      --------
          Total revenues                                      8,760         2,136        15,022         3,310

Costs and expenses:
      Cost of Delivered Learning fees                         1,331           486         2,343           804
      Cost of Learning Solution services                      2,932           614         5,213           988
      Content research and development                        1,125           883         3,945         1,499
      Technology research and development                     2,778           922         4,920         1,365
      Selling and marketing                                   5,736         2,065         9,657         3,416
      General and administrative                              1,498           486         2,672           774
      Depreciation                                              771           143         1,333           251
      Write-off of in-process research and development        7,118            --         7,118            --
      Amortization of goodwill                                1,201            --         1,201            --
      Amortization of warrants                                7,629            --         7,629            --
      Stock-based compensation *                              1,656           479         3,205           622
                                                           --------      --------      --------      --------
          Total costs and expenses                           33,775         6,078        49,236         9,719
                                                           --------      --------      --------      --------

Loss from operations                                        (25,015)       (3,942)      (34,214)       (6,409)
Interest and other income                                     1,434            68         2,983           160
                                                           --------      --------      --------      --------
Net loss                                                   $(23,581)     $ (3,874)     $(31,231)     $ (6,249)
                                                           ========      ========      ========      ========

Basic and diluted loss per common share                    $  (0.68)     $  (1.27)     $  (0.91)     $  (2.18)
                                                           ========      ========      ========      ========

Shares used in basic and diluted net loss
per common share                                             34,542         4,220        34,204         4,180

(*)  Stock-based compensation:
       Cost of Delivered Learning Fees                           34            35            75            50
       Cost of Learning Solution services                       151            29           310            42
       Content research and development                          22            13            47            20
       Technology research and development                      408            37           651            57
       Selling and marketing                                    378           186           807           251
       General and administrative                               663           179         1,315           202
                                                           --------      --------      --------      --------
          Total                                               1,656           479         3,205           622
                                                           ========      ========      ========      ========

                                DIGITALTHINK INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             2000          1999
                                                           --------       -------
Cash flows from operating activities:
  Net loss                                                 $(31,231)      $(6,249)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                            1,333           251
     Amortization of deferred stock compensation              3,205           622
     Amortization of warrants                                 7,629            --
     Amortization of goodwill                                 1,201            --
     Write-off of in-process research and development         7,118            --
     Changes in assets and liabilities:
         Restricted cash                                        (17)       (1,800)
         Accounts receivable                                 (5,564)         (266)
         Other current assets                                (1,035)         (175)
         Other current liabilities                            1,177         1,186
         Long-term liabilities                                   17            --
         Deferred revenue                                     7,337         1,934
                                                           --------       -------
          Net cash used in operating activities              (8,830)       (4,497)
                                                           --------       -------

Cash flows from investing activities:

  Purchases of property and equipment                        (4,761)         (857)
  Other assets                                                    0           (11)
  Net cash paid in acquisition                               (2,626)           --
  Proceeds received from stockholder                            500            --
  Purchases of marketable securities                        (39,425)           --
  Proceeds from maturities of marketable securities          32,150            --
                                                           --------       -------
          Net cash used in investing activities             (14,162)         (868)
                                                           --------       -------

Cash flows from financing activities:
  Proceeds from sale of preferred stock                           0           120
  Proceeds from sale of common stock                            176             9
                                                           --------       -------
          Net cash provided by financing activities             176           129
                                                           --------       -------

Net decrease in cash and equivalents                        (22,816)       (5,236)
Cash and equivalents, beginning of the period                54,854         9,455
                                                           --------       -------
Cash and equivalents, end of period                        $ 32,038       $ 4,219
                                                           ========       =======

Notes to Condensed Financial Statements (Unaudited)

1.    Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by DigitalThink, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures which are made are adequate to make the information presented not misleading. It is suggested that this document be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

      The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001.


2.    Business Combination

      On July 6, 2000 DigitalThink Inc. acquired Arista Knowledge Systems, Inc. ("Arista"), a company providing Internet-based learning management systems. DigitalThink issued approximately 746,000 shares of DigitalThink common stock in exchange for outstanding stock, options and warrants of Arista. The total cost of the acquisition, including transaction costs, was approximately $24.6 million. The acquisition was accounted for as a purchase business combination; accordingly the results of operations of Arista have been included with the Company's results of operations since July 6, 2000. The purchase price paid for the Arista acquisition was allocated based on the estimated fair values of the assets acquired as follows:

                   In-process research and development               $  7,118
                   Acquired technology, workforce intangible
                         and goodwill                                  17,632
                   Intrinsic value of unvested Arista options
                         assumed                                        1,552
                   Tangible assets acquired                             1,832
                   Liabilities assumed                                 (3,535)
                                                                     --------

                   Net assets acquired                               $ 24,599
                                                                     ========

          The consideration given in acquisition of Arista was as follows:

                   Stock given to Arista stockholders                $ 20,523
                   Stock options assumed                                3,976
                   Transaction costs                                      100
                                                                     --------
                   Total purchase price                              $ 24,599
                                                                     ========


      Of the purchase price, $7.1 million represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. The value assigned to purchased in-process technology was based on a valuation prepared by an independent third-party appraiser. Intangible assets acquired will be amortized over a period of four years.

3.    Loss per Common Share

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

      The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering occurring in February 2000. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented below.

      The following table presents the calculation of basic and pro forma basic net loss per common share (in thousands, except per share data):

                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                                        2000           1999           2000           1999
                                                                    ------------- ------------- ------------- --------------
Net Loss                                                              $(23,581)      $ (3,874)      $(31,231)      $ (6,249)

Basic and diluted:
   Weighted average shares of common stock outstanding used
     in computing basic and diluted net loss per share                  34,542          4,220         34,204          4,182

   Basic and diluted net loss per share                               $  (0.68)      $  (1.27)      $  (0.91)      $  (2.18)

Pro forma basic and diluted:
   Net loss                                                           $(23,581)      $ (3,874)      $(31,231)      $ (6,249)

   Weighted average shares used in computing basic and diluted
     net loss per share (from above)                                    34,542          4,220         34,204          4,182

   Adjustment to reflect the effect of the assumed conversion of
     preferred stock to common stock from the date of issuance              --         18,798             --         18,763

   Weighted average shares used in computing pro forma basic
     and diluted net loss per share                                     34,542         23,017         34,204         22,946

   Pro forma basic and diluted  net loss per common share             $  (0.68)      $  (0.23)      $  (0.91)      $  (0.40)

4.    Revenue Recognition

      Delivered Learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six months. Delivered Learning fees are recognized ratably over this access period. Revenues for Learning Solution services (custom course development) are recognized as earned in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. We measure the percentage of completion based on the ratio of actual custom development costs incurred to date on each course to total estimated costs to complete the custom course. Provisions for estimated losses on incomplete contracts will be made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses. Deferred revenues represent customer prepayments for both Delivered Learning fees and Learning Solution services.

5.   Strategic Alliance with Electronic Data Systems Corporation

      On July 11, 2000 the Company entered into an agreement with Electronic Data Systems Corporation (EDS) pursuant to which EDS has been issued two separate performance warrants to purchase shares of DigitalThink common stock. Under the terms of the first warrant, EDS can earn warrants to purchase up to 862,955 shares of DigitalThink common stock exercisable at $29 per share. The warrant is earned when EDS delivers third-party customers from the United States prior to July 31, 2003, which generate a total of $50 million of contractually committed revenue to DigitalThink recognizable by July 31, 2005. The warrants must be exercised by October 31, 2003. This warrant contains a significant disincentive for non-performance. If EDS fails to deliver the full $50 million of contracted, United States revenue by July 31, 2003, EDS has agreed to pay DigitalThink $5 million.

      Under the terms of the second warrant, EDS can earn warrants for up to 690,364 shares of DigitalThink common stock exercisable at $29 per share. The warrant is earned when EDS delivers third-party customers from outside the United States prior to July 31, 2003, which generate a total of $50 million of contractually committed revenue to DigitalThink recognizable by July 31, 2005. The warrants must be exercised by October 31, 2003. This warrant contains a significant disincentive for non-performance. If EDS fails to deliver the full $50 million of contracted, non-United States revenue by July 31, 2003, EDS has agreed to pay DigitalThink $5 million.

      The Company will incur a fixed non-cash charge of $38 millon related to this transaction, based on the fair value of the warrants issued. Amortization of the associated warrant expense will occur over the next three years, in proportion to the amount of revenue generated under the agreement.


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

ACQUISITION OF ARISTA KNOWLEDGE SYSTEMS

On July 6, 2000, the Company, through a wholly owned subsidiary, agreed to purchase all of the issued and outstanding shares of Arista Knowledge Systems, Inc. (Arista), a Delaware corporation, for a purchase price of approximately $24.6 million including transaction costs.

The acquisition of Arista was accounted for by the purchase method. Arista's results of operations have been included in the Company's results of operations since the date of acquisition. In connection with the acquisition, the Company recorded a nonrecurring charge of $7.1 million for the write-off of in-process research and development acquired.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

Revenues increased from $2.1 million in the three months ended September 30, 1999 to $8.8 million in the three months ended September 30, 2000. For the three months ended September 30, 2000, Delivered Learning fees represented 38% of revenues and Learning Solution services represented 62% of revenues. This is compared to the three months ended September 30, 1999, during which Delivered Learning fees represented 46% of revenues and Learning Solution services represented 54% of revenues.

Delivered Learning fees

Delivered Learning fees increased from $992,000 in the three months ended September 30, 1999 to $3.3 million in the three months ended September 30, 2000 as the number of customers increased from approximately 271 to 315 and the number of courses increased from 240 to 333. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution services

Learning Solution services revenue increased from $1.1 million in the three months ended September 30, 1999 to $5.4 million in the three months ended September 30, 2000 as the number of courses under development and the dollar size of the projects increased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

We market our products primarily through our direct sales channel and our system integrator resellers in the United States. We also market our products through resellers, customers, co-developers, and Internet portals. Internationally, we opened our European operations headquartered in London in May 2000 and have begun developing relationships with third-party integrators and resellers. To date, our international revenues have been insignificant.

COSTS AND EXPENSES

Cost of Delivered Learning fees

Cost of Delivered Learning fees includes personnel related costs, maintenance and facility costs required to operate our Web site and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees increased from $486,000 in the three months ended September 30, 1999 to $1.3 million in the three months ended September 30, 2000. This increase was attributable to increased personnel and equipment related expenses required for a greater number of courses and an increased number of participants. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants. Headcount, which excludes third-party tutors, related to cost of Delivered Learning fees, increased from 12 at September 30, 1999 to 25 at September 30, 2000.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services increased from $614,000 in the three months ended September 30, 1999 to $2.9 million in the three months ended September 30, 2000. This increase was primarily attributable to the need for additional headcount to meet demand for the development of custom courses. Headcount, excluding third-party tutors, related to cost of Learning Solution services increased from 43 employees at September 30, 1999 to 117 employees at September 30, 2000.

Content Research and Development

Content research and development expenses represent costs to develop catalog courses, including personnel related costs, content acquisition costs, royalties paid to authors and content editing. Content research and development expenses increased from $883,000 in the three months ended September 30, 1999 to $1.1 million in the three months ended September 30, 2000. This increase was due to higher content acquisition fees paid for new content and the hiring of additional personnel to expand the number of courses offered in our catalog. Headcount in content research and development increased from 34 employees at September 30, 1999 to 69 employees at September 30, 2000. Management believes that continued investment in content development and content acquisition is essential to expand our business. As a result, we expect these expenses to increase substantially in future periods.

Technology Research and Development

Technology research and development expenses consist primarily of personnel related costs in connection with product development efforts of underlying technology. Technology research and development expenses increased from $922,000 in the three months ended September 30, 1999 to $2.8 million in the three months ended September 30, 2000, partially due to the addition of new engineering resources from the acquisition of Arista. This increase was primarily attributable to the hiring of software engineers. Headcount increased from 23 employees at September 30, 1999 to 69 employees at September 30, 2000. Management believes that continued investment in technology research and development is essential to our future success and expects these expenses to increase in future periods.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel related costs, commissions, advertising and other promotional expenses, and travel and entertainment expenses. Selling and marketing expenses increased from $2.1 million in the three months ended September 30, 1999 to $5.7 million in the three months ended September 30, 2000. This increase reflects the costs associated with the hiring of additional personnel, support of our partner programs, increased promotional activities, and establishment of foreign operations. Headcount in selling and marketing increased from 45 at September 30, 1999 to 92 at September 30, 2000. We expect selling and marketing expenses will continue to increase as we continue to expand our selling and marketing efforts, establish additional sales territories and increase our promotional activities.

General and Administrative

General and administrative expenses consist primarily of personnel related costs, occupancy costs, insurance related costs, and professional services fees. General and administrative expenses increased from $486,000 in the three months ended September 30, 1999 to $1.5 million in the three months ended September 30, 2000. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to insurance and professional services. Headcount increased from 10 employees at September 30, 1999 to 34 employees at September 30, 2000. Management expects general and administrative expenses will continue to increase in the future as we expand our staff and incur additional costs to support the targeted growth of our business.

Write-off of In-Process Research and Development

Non-recurring expenses related to in-process research and development totaled $7.1 million in the three months ended September 30, 2000. This write-off relates to technology acquired as part of the Arista acquisition which had not reached technological feasibility and had no alternative future use. The valuation of intangibles was based upon management's estimates of after tax cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles: (ii) the value of developed and core technology, ensuring that the relative allocations to core technology and in-process research and development were consistent with the contribution of final products; (iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date of the transaction, and only the cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group and was deemed reasonable in light of all quantitative and qualitative information available.

The write-off of in-process research and development related to one significant project under development to provide a completely outsourced learning management system. Since the date of acquisition, $358,000 has been incurred in development costs. The project is scheduled to be completed in stages beginning in the first quarter of fiscal 2002 and expenses to complete the development are expected to total $864,000.

There can be no assurances that the Company will be able to complete the development of the product on a timely basis. Failure to complete the project could have an adverse impact on the Company's financial condition or results of operations

Amortization of Goodwill

Expenses related to the amortization of goodwill totaled $1.2 million in the three months ended September 30, 2000. This goodwill relates to the purchase of Arista.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of DigitalThink's strategic alliance totaled $7.6 million in the three months ended September 30, 2000. The Company expects to incur additional fixed non-cash charges of $30.3 million through July 2003 related to this transaction.

Stock-Based Compensation

Stock-based compensation expense increased from $479,000 in the three months ended September 30, 1999 to $1.7 million in the three months ended September 30, 2000.

Net Loss

The net loss increased from $3.9 million in the three months ended September 30, 1999 to $23.6 million in the three months ended September 30, 2000.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

Revenues increased from $3.3 million in the six months ended September 30, 1999 to $15.0 million in the six months ended September 30, 2000. For the six months ended September 30, 2000, Delivered Learning fees represented 38% of revenues and Learning Solution services represented 62% of revenues. This is compared to the six months ended September 30, 1999, during which Delivered Learning fees represented 44% of revenues and Learning Solution services represented 56% of revenues.

Delivered Learning fees

Delivered Learning fees increased from $1.4 million in the six months ended September 30, 1999 to $5.7 million in the six months ended September 30, 2000 as the number of customers and number of courses increased. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution services

Learning Solution services revenue increased from $1.9 million in the six months ended September 30, 1999 to $9.3 million in the six months ended September 30, 2000 as the number of courses under development increased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

COSTS AND EXPENSES

Cost of Delivered Learning fees

Cost of Delivered Learning fees increased from $804,000 in the six months ended September 30, 1999 to $2.3 million in the six months ended September 30, 2000. This increase was attributable to increased personnel and equipment related expenses required to manage our site as we hosted a greater number of courses and a larger number of participants accessed our courses. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants.

Cost of Learning Solution Services

Cost of Learning Solution services increased from $988,000 in the six months ended September 30, 1999 to $5.2 million in the six months ended September 30, 2000. This increase was primarily attributable to the need for additional headcount to meet demand for the development of custom courses.

Content Research and Development

Content research and development expenses increased from $1.5 million in the six months ended September 30, 1999 to $3.9 million in the six months ended September 30, 2000. This increase was due to higher content acquisition fees paid for new content and the hiring of additional personnel to expand the number of courses offered in our catalog.

Technology Research and Development

Technology research and development expenses increased from $1.4 million in the six months ended September 30, 1999 to $4.9 million in the six months ended September 30, 2000. This increase was primarily attributable to the hiring of software engineers.

Selling and Marketing

Selling and marketing expenses increased from $3.4 million in the six months ended September 30, 1999 to $9.7 million in the six months ended September 30, 2000. This increase reflects the costs associated with the hiring of additional personnel, increased promotional activities, support of our partner program, and the establishment of foreign operations.

General and Administrative

General and administrative expenses increased from $774,000 in the six months ended September 30, 1999 to $2.7 million in the six months ended September 30, 2000. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to insurance and professional services.

Write-off of In-Process Research and Development

Non-recurring expenses related to in-process research and development totaled $7.1 million in the six months ended September 30, 2000. This write-off relates to technology acquired as part of the Arista acquisition which had not reached technological feasibility and had no alternative future use as of July 2000.

Amortization of Goodwill

Expenses related to the amortization of goodwill totaled $1.2 million in the six months ended September 30, 2000. This goodwill relates to the purchase of Arista in July 2000.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of DigitalThink's strategic alliance totaled $7.6 million in the six months ended September 30, 2000. The Company expects to incur additional fixed non-cash charges of $30.3 million through July 2003 related to this transaction.

Stock-Based Compensation

Stock-based compensation expense increased from $622,000 in the six months ended September 30, 1999 to $3.2 million in the six months ended September 30, 2000.

Net Loss

The net loss increased from $6.2 million in the six months ended September 30, 1999 to $31.2 million in the six months ended September 30, 2000.

Liquidity and Capital Resources

Net cash used in operating activities totaled $8.8 million for the six months ended September 30, 2000 and $4.5 million for the comparable prior year period. Cash used in operating activities for the current period resulted from net operating losses and increases in accounts receivable, offset in part by increases in deferred revenue and current liabilities. Deferred revenue increased from $7.0 million at March 31, 2000 to $14.4 million at September 30, 2000. Deferred revenue results from customer prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met. Other current liabilities have increased from $5.3 million at March 31, 2000 to $8.5 million on September 30, 2000. This increase is due to our continuing expansion and increasing headcount.

Net cash used in investing activities totaled $14.2 million in the six months ended September 30, 2000 and $868,000 for the comparable prior year period. The increase resulted from the acquisition of capital assets, including hardware for our Website, and computer and office related equipment and the purchase ($39.4 million) and sale ($32.2 million) of marketable securities. Net cash paid for the acquisition of Arista totaled $2.6 million.

Cash provided by financing activities totaled $176,000 in the six months ended September 30, 2000 and $129,000 in the six months ended September 30, 1999. The current period amount reflects proceeds generated from the exercise of stock options.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted by the Company's fourth quarter of fiscal year 2001 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed it's evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

                        FACTORS AFFECTING FUTURE RESULTS.


WE COMMENCED OPERATIONS IN APRIL 1996 AND OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

           We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999, which ended on March 31, 1999. In fiscal 2000, we had revenues of $10.8 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends that may emerge in the e-learning market and affect our business. The uncertainty of our future performance, in general, and the uncertainty regarding the acceptance of e-learning, in particular, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT OF $74.6 MILLION AT SEPTEMBER 30, 2000. WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

           We have experienced losses in each quarter since our inception and expect that our losses will increase in each quarter at least through the end of fiscal 2001. Our accumulated deficit as of September 30, 2000 was $74.6 million. We have never achieved a profitable quarter and we expect to continue to incur increasing quarterly losses as we expand our operations, invest in our technology, fund the development of new content and support our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure, add additional features to our product and hire additional staff. We also plan to invest heavily to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses in absolute dollars.

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

OUR RECOGNITION OF REVENUE IS DEPENDENT IN PART ON THE PERCENTAGE COMPLETION OF OUR VARIOUS LEARNING SOLUTIONS PROJECTS, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

           In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available on our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom-tailored courses accounted for approximately 54% of our total revenues for the fiscal year ended March 31, 2000. Our ability to recognize revenues from custom-tailored courses depends upon our customers providing us with subject matter experts and content to be incorporated into the courses as well as our completion of production and obtaining customer acceptance at each stage of development. Accordingly, if customers do not provide us with the subject matter experts or content in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

           In addition, if the expected number of participants do not come to our Web site to sign up for a course, our ability to recognize revenues will be delayed, which could also harm our operating results in any quarter. Participant registration depends in large part on the promotional activities of our customers. If customers fail to take necessary measures to require employee enrollment in courses or if they fail to promote the course effectively to persons outside their organization, our ability to recognize revenues, and therefore our operating results, could be harmed.

WE HAVE RELIED, AND EXPECT TO CONTINUE TO RELY, ON A LIMITED NUMBER OF CUSTOMERS FOR THE MAJORITY OF OUR REVENUES, AND ANY DELAY IN RECEIVING REVENUES FROM THESE CUSTOMERS COULD HARM OUR FINANCIAL PERFORMANCE IN ANY QUARTER.

           During fiscal 2000, we derived more than 50% of our revenues from six customers. As a result, our operating results could suffer if we lost any of these customers or if revenues from these customers are delayed in any future fiscal period. For example, in fiscal 2000, KPMG, LLP accounted for 32% of our total revenues. No other single customer has accounted for more than 10% of our revenues in fiscal 2000. In fiscal 1999, no customer accounted for more than 10% of our revenues although our five largest customers accounted for 40% of our revenues. We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. In particular, we expect that EDS will account for a significant portion of our revenues through fiscal 2003.

OUR FUTURE GROWTH DEPENDS ON SUCCESSFUL HIRING AND RETENTION, INCLUDING HIRING AND RETENTION OF THIRD-PARTY TUTORS, AND WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED.

           Our future growth depends on successful hiring and retention, and we may be unable to hire and retain the skilled personnel we need to succeed. The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly database engineers, course content developers, Web designers and technical and sales personnel. Additionally, we primarily rely on individual third parties to provide the majority of our tutoring and our ability to adequately support our courses is directly tied to the availability and competency of these third-party tutors. Qualified personnel are in great demand throughout education and Internet-related industries and we require personnel with both educational course design experience as well as experience in Web design. The number of potential candidates with experience in both these areas is limited. The demand for qualified personnel is particularly acute in the San Francisco Bay Area market in which we compete for a majority of these personnel due to the large number of Internet companies and the low unemployment rate in the region. We also face non-geographically based competition for tutors because we can utilize the services of any individual with the requisite course subject matter knowledge and e-mail communication skills, as well as reliable Internet access and the ability to work as a self-managed contractor. Currently, we contract with individual tutors throughout the United States, as well as in the United Kingdom, New Zealand and Australia. Our failure to attract and retain sufficient skilled personnel and tutors may limit the rate at which we can grow, which will harm our business and financial performance.

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

           If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and our stock price will likely decline.

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

           The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. The recent shift in customer demand from CD-ROM delivered training to the use of the Internet for providing interactive courses is one example of a technological change that has affected the e-learning market. Future evolutions may include such technology innovations as increased bandwidth connections, the adoption of a standard for receiving voice or video transmissions over the Internet, and development of new online learning methodologies that achieve better knowledge results for adult learners. Our failure to adapt to changes in our industry could cause us to lose existing customers or fail to gain new customers. Although the e-learning market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. We compete primarily with:

           -  third-party suppliers of instructor-led education and learning;

           -  internal education departments; and

           -  other suppliers of technology-based learning solutions.

           Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our end-to-end solution by comparison with point solutions offered by other e-learning companies. These companies may include click2learn.com, Inc., NETg (a unit of Harcourt), SmartForce Corporation and SmartPlanet (a division of Ziff-Davis, Inc.). We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. In addition, larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition. To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. We may not be able to do so successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in course development or implementation, could impact our ability to capture market share. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We also expect to face increasing price pressures from customers as they demand more value for their learning related expenditures. Increased competition or our inability to compete successfully against current and future competitors could result in reduced operating margins, as well as loss of market share, thought leadership and a diminution of our brand.

WE MUST DELIVER COURSES THAT MEET THE NEEDS OF OUR CUSTOMERS OR OUR BUSINESS WILL SUFFER.

           To be competitive, we must develop and introduce on a timely basis new course offerings which meet the needs of companies seeking to use our e-learning solutions. Furthermore, the quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses both by using subject matter expertise provided by our customers, which we then incorporate into an educational course format, and through material obtained from third-party content developers. The quality of our courses depends on our receiving content and cooperation from the following sources:

           - customers, who provide us with specific subject matter experts who assist our developers in incorporating the customer's content into our courses; and

           - third-party content developers, who provide us with much of the content for our catalog courses.

           If we do not receive materials from the above sources in a timely manner, we may not be able to develop or deliver specialized courses for our customers in the time frame they are expecting. Even if we do receive necessary materials from third parties, if our employees and consultants, upon whom we rely for instructional and Web design expertise, fail to complete their work in a timely manner, we will be unable to meet customer expectations. In the past, we have experienced delays in obtaining access to our customers' experts, which has contributed to a longer development cycle and inefficient allocation of our resources. Any prolonged delays, even when caused by our customers, can damage our reputation and lead to a failure to satisfy a customer's demands.

OUR PLANS TO EXPAND THE SCOPE OF OUR COURSES TO FIELDS OTHER THAN INFORMATION TECHNOLOGY WILL DEPEND IN PART ON OUR ABILITY TO ENTER INTO CONTENT DEVELOPMENT RELATIONSHIPS WITH RECOGNIZED EXPERTS OR SPECIALISTS, AND IF WE ARE UNABLE TO ATTRACT THE RIGHT EXPERTS, WE MAY NOT BE SUCCESSFUL IN ENTERING NEW FIELDS.

           Our strategy involves broadening the fields presently covered by our courses. In particular, to date we have been primarily focused on courses in the information technology area, and we are currently planning to develop and introduce new course offerings in financial services, healthcare, soft skills and other fields. These new course offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courses into these areas will depend in part on our ability to negotiate and execute content development relationships with recognized experts or leading corporations in the new fields.. If we are unable to locate these experts, we may fail to develop the courses that our current and future customers will demand. Any failure of ours to expand our course offerings to new fields could constrain our revenue growth and harm our future prospects.

TO REMAIN COMPETITIVE, WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY.

           The e-learning market is characterized by rapidly changing technologies, frequent new service introductions, short development cycles and evolving standards. We must adapt to rapidly changing technologies by maintaining and improving the performance features and reliability of our courses. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new courses and related services. For instance, adding capabilities to deliver video over the Internet to our courses may be desired by some customers, but may nevertheless pose a serious technical challenge and could have a negative impact on our ability to develop and deliver courses on a profitable basis. In addition, any new enhancements to our courses must meet the requirements of our current and prospective customers and participants. We could incur substantial costs to modify our services or infrastructure to adapt to rapid technological change.

WE ARE GROWING RAPIDLY AND IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT BE ABLE TO TAKE ADVANTAGE OF MARKET OPPORTUNITIES, WHICH WOULD SEVERELY IMPACT OUR ABILITY TO COMPETE.

           Our recent rapid growth has placed, and future anticipated growth is likely to continue to place, a considerable strain on our managerial resources. We have grown from 33 employees on January 1, 1998 to 406 employees on September 30, 2000. We plan to continue to expand our sales and marketing, administration, content and technology development and tutoring organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls, our reporting systems and procedures. In addition, we will need to expand, train and manage our work force, which we anticipate will expand significantly. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base. Should this occur, our reputation and competitive position could be seriously damaged.

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

IN ORDER TO ADDRESS THE EXPECTED GROWTH IN OUR BUSINESS WE MUST CONTINUE TO IMPROVE THE CAPACITY OF OUR TECHNOLOGY INFRASTRUCTURE; ANY FAILURE OF OUR INFRASTRUCTURE WOULD DIRECTLY IMPACT OUR ABILITY TO DELIVER COURSES AND WOULD LIKELY LEAD TO SIGNIFICANT LOSSES AND CUSTOMER DISSATISFACTION.

           In order to address the expected growth in our business we must continue to improve the capacity of our technology infrastructure. The continuing and uninterrupted performance of our internal computer network and Internet course servers is critical to our success. Any system failure that causes interruptions or delays in our ability to make our courses accessible to customers could reduce customer satisfaction and, if sustained or repeated, could reduce the attractiveness of our courses and services and result in significant revenue losses. We are particularly vulnerable to network failures during periods of rapid growth when our roster of courses and participants can outpace our network capacity. The continued viability of our business requires us to support multiple participants concurrently and deliver fast response times with minimal network delays. We are continuing to add system capacity, but we may not be able to adequately address network capacity, especially during periods of rapid growth. Any failure to meet these capacity requirements could lead to additional expenditures, lost business opportunities and damage to our reputation and competitive position.

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

           We do not currently have fully redundant systems or a formal disaster recovery plan. Our Web site must accommodate a high volume of traffic and deliver courses and other information in a timely manner. Our Web site has experienced in the past, and may experience in the future, slow response times and periods of unavailability for a variety of reasons. We periodically experience unscheduled system downtime, which results in our Web site being inaccessible to participants. Since September 1, 1999, we have experienced 22 instances of unscheduled system downtime which on average have resulted in our Web site being entirely inaccessible to course participants for approximately
1.5 hours. Although we have not suffered material losses during these downtimes, if we experience extended downtime in the future, customers and our course participants could lose confidence in our services.

WE CURRENTLY INTEND TO EXPAND INTERNATIONALLY AND, AS A RESULT, WE COULD BECOME SUBJECT TO NEW RISKS.

           Our strategy includes international expansion of our business. Our current plans include expansion into the United Kingdom, which began during the first quarter of fiscal 2001, and creating a partner-based support infrastructure for customers around the world. In the United Kingdom, we could be affected by political and monetary changes, including European unification and introduction of the Euro. This international expansion will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing courses internationally. We currently have 5 employees located outside of the United States. We could become subject to additional risks as we expand internationally, including:

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

           If we encounter these factors in connection with our current and future expansions internationally, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

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

           Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

           - A Shareholder Rights Plan that grants existing stockholders additional rights in the event a single holder acquires greater than 15% of our shares;

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

As of September 30, 2000, our directors, executive officers and their affiliated entities own approximately 49.3% of our outstanding capital stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by the stockholders, including the election of all directors and approval of significant corporate transactions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

           The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates, and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors.

Interest rate risk

           As of September 30, 2000, we had cash and cash equivalents of $32.0 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally, the Company had marketable securities, classified as available for sale, with maturities greater than three months totaling $49.1 million. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase in market interest rates of 10% from the market rates in effect at September 30, 2000 would cause the fair value of the these investments to decrease by an immaterial amount. Declines in interest rates over time will result in lower interest income.

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

           Furthermore, if we engage in business outside the United States, changes in exchange rates relative to the U.S dollar could make us less competitive in international markets. Although we will continue to monitor our foreign currency exposure, and may use financial instruments to limit this exposure, there can be no assurance that exchange rate fluctuations will not have a materially negative impact on our business.

Equity Price Risk

We do not own any equity investments.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 15, 2000, the Company's Board of Directors adopted a Shareholder Rights Plan under which the Company declared a dividend of one Right for each share of Common Stock outstanding. Prior to the Distribution Date referred to below, the Rights will be evidenced by and trade with the certificates for the Common Stock. After the Distribution Date, the Company will mail Rights certificates to the stockholders and the Rights will become transferable apart from the Common Stock.

Rights will separate from the Common Stock and become exercisable following (a) the tenth business day (or such later date as may be determined by a majority of the Directors) after a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock or (b) the tenth business day (or such later date as may be determined by a majority of the Directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of DigitalThink's Common Stock.

After the Distribution Date, each Right will entitle the holder to purchase for $ 250.00 a fraction of a share of the Company's Preferred Stock with economic terms similar to that of one share of the Company's Common Stock.

Report of Use of Proceeds from Initial Public Offering date February 24, 2000

           On February 24, 2000, we completed our initial public offering, in which we sold 5,060,000 shares of common stock at $14 per share. The total aggregate gross proceeds amounted to $65.2 million. Underwriters' discounts and other related costs were approximately $5.5 million, resulting in net proceeds of approximately $59.7 million, plus additional $14 million from a private placement of common stock the Company completed concurrently with the initial public offering. From March 1, 2000 to September 30, 2000, the Company estimates that it has used a portion of the net proceeds of the two offerings as follows:
(I) investments in cash and cash equivalents of $60.5 million; and (ii) working capital and general corporate purposes of $12.5 million.

The Company has used these proceeds for working capital and general corporate purposes, for the following:

           -  the acquisition of Arista Knowledge Systems, Inc.;

           -  increased learning solutions capacity and capability;

           -  creation of a platform partner program;

           -  expanded technology and engineering headcount; and

           -  investment in content and course development tools and resources

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on July 28, 2000 in San Francisco, California. Proxies for the meeting were solicited pursuant to Regulation 14A. At the Company's Annual Meeting, the stockholders approved the following resolutions:

Election of the following persons as directors:

           Steven L. Eskenazi   -  For:      23,476,416       Withheld:  215,644
           Samuel D. Kingsland  -  For:      23,528,740       Withheld:  163,320

Ratification and appointment of Deloitte & Touche LLP as independent accountants

           For:                23,671,411
           Against                  4,153
           Abstain                 16,496
           Broker non-vote              0

ITEM 5.  OTHER MATTERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

                 27.1  Financial Data Schedule

(b)        Reports on Forms 8-K

            (i) On July 21, 2000, the Company filed Form 8-K with the Securities and Exchange Commission to report the purchase of Arista Knowledge Systems, Inc. On September 15, 2000 an amendment to this filing was submitted to the Securities and Exchange Commission. The amendment included pro forma statements of income and comprehensive income for the year ended March 31, 2000 as well as a pro forma consolidated balance sheet dated June 30, 2000. Additionally, the amendment reported Arista Knowledge Systems' 1998, 1999 and June 30, 2000 financial statements, footnotes and independent auditor's report.

           (ii) The Company filed a report on Form 8-K on September 18, 2000 with respect to the adoption of a Shareholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    DIGITALTHINK, INC.
                                    (Registrant)



Date:  November 10, 2000
                                    /s/ Peter J. Goettner
                                    ---------------------------------
                                    Peter J. Goettner
                                    Chairman of the Board
                                    Chief Executive Officer
                                    (Principle Executive Officer)



       November 10, 2000            /s/  Michael W. Pope
                                    ---------------------------------
                                    Michael W. Pope
                                    Vice President,
                                    Chief Financial Officer
                                    (Principle Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibits
--------
  27.1    Financial Data Schedule