Form 10-Q
period 2000-12-31
DIGITALTHINK INC
filed 2001-02-14
CIK 1100514

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

                                December 31, 2000

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of February 1, 2001, Registrant had outstanding 35,006,134 Common Stock, $0.001 par value.

================================================================================
                                TABLE OF CONTENTS


                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited):

          Condensed Statements of Operations - three months ended December 31, 2000 and December 31, 1999 and nine months ended December 31, 2000 and December 31, 1999

          Condensed Balance Sheets - December 31, 2000 and March 31, 2000

          Condensed Statements of Cash Flows - nine months ended December 31, 2000 and December 31, 1999

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

ITEM 3.   Defaults Upon Senior Securities

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Other Information

ITEM 6.   Exhibits and Reports on Form 8-K

          Signatures

                               DIGITALTHINK, INC.
                                 BALANCE SHEET
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          December 31,     March 31,
                                                              2000            2000
                                                          -----------      ---------
ASSETS
Current assets:
  Cash and equivalents                                     $  33,436       $  54,854
  Marketable securities                                       38,497          41,844
  Restricted cash                                              3,860           1,800
  Accounts receivable, net of allowance for doubtful
    accounts of $345 and $205, respectively                    9,338           5,322
  Prepaid expenses and other current assets                    2,551             792
                                                           ---------       ---------
       Total current assets                                   87,682         104,612
                                                           ---------       ---------
Property & equipment, net                                     12,951           5,564
Goodwill and other intangible assets                          16,811              --
                                                           ---------       ---------
       Total assets                                        $ 117,444       $ 110,176
                                                           =========       =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $   4,207       $   2,243
  Accrued liabilities                                          4,512           3,018
  Deferred revenue                                            13,822           7,035
                                                           ---------       ---------
       Total liabilities                                      22,541          12,296
                                                           ---------       ---------
Long-term liabilities                                             17              --
Stockholders' equity:
  Common stock - at $0.001 per share value; shares
  authorized: 100,000; shares issued and outstanding:
  34,801 in December 2000 and 33,788 in March 2000           185,681         149,160
Stockholders' notes                                               (9)             --
Deferred stock compensation                                   (5,117)         (7,953)
Translation adjustment                                           (17)             --
Accumulated deficit                                          (85,652)        (43,327)
                                                           ---------       ---------
       Total stockholders' equity                             94,886          97,880
                                                           ---------       ---------
       Total liabilities and stockholders' equity          $ 117,444       $ 110,176
                                                           =========       =========

                               DIGITALTHINK, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       QUARTER ENDED DECEMBER 31,  NINE MONTHS ENDED DECEMBER 31,
                                                          2000           1999           2000           1999
                                                       ---------       ----------  -----------       ------------
Revenues:
  Delivered Learning fees                               $  5,460       $  1,606       $ 11,177       $  3,056
  Learning Solution services                               5,327          1,572         14,632          3,432
                                                        --------       --------       --------       --------
      Total revenues                                      10,787          3,178         25,809          6,488
Costs and expenses:
   Cost of Delivered Learning fees                         1,521            651          3,864          1,455
   Cost of Learning Solution services                      2,981            832          8,194          1,820
   Content research and development                        1,062          1,276          5,007          2,775
   Technology research and development                     3,435          1,000          8,355          2,365
   Selling and marketing                                   6,585          3,802         16,242          7,218
   General and administrative                              1,558            745          4,230          1,519
   Depreciation                                              922            274          2,255            525
   Write-off of in-process research and development           --             --          7,118             --
   Amortization of goodwill                                1,201             --          2,402             --
   Amortization of warrants                                2,751             --         10,380             --
   Stock-based compensation *                              1,182          1,474          4,387          2,096
                                                        --------       --------       --------       --------
       Total costs and expenses                           23,198         10,054         72,434         19,773
                                                        --------       --------       --------       --------
Loss from operations                                     (12,411)        (6,876)       (46,625)       (13,285)
Interest and other income                                  1,317            189          4,300            349
                                                        --------       --------       --------       --------
Net loss                                                $(11,094)      $ (6,687)      $(42,325)      $(12,936)
                                                        ========       ========       ========       ========
Basic and diluted loss per common share                 $  (0.32)      $  (1.49)      $  (1.23)      $  (3.02)
                                                        ========       ========       ========       ========
Shares used in basic and diluted loss per common share    34,710          4,476         34,373          4,280

(*)  Stock-based compensation:
     Cost of Delivered Learning Fees                          25             48            100             98
     Cost of Learning Solution services                      107            124            417            166
     Content research and development                         16             26             63             46
     Technology research and development                     326            173            977            230
     Selling and marketing                                   325            356          1,132            607
     General and administrative                              383            747          1,698            949
                                                        --------       --------       --------       --------
        Total                                              1,182          1,474          4,387          2,096
                                                        ========       ========       ========       ========

                               DIGITALTHINK, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED DECEMBER 31,
                                                            2000              1999
                                                        -----------       ------------
Cash flows from operating activities:
   Net loss                                                $(42,325)      $(12,936)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation                                             2,255            525
     Amortization of deferred stock compensation              4,387          2,096
     Amortization of warrants                                10,380             --
     Amortization of goodwill                                 2,402             --
     Write-off of in-process research and development         7,118             --
     Changes in assets and liabilities:
       Restricted cash                                       (2,060)        (1,800)
       Accounts receivable                                   (4,017)        (1,395)
       Other current assets                                  (1,134)          (709)
       Other current liabilities                              1,435          2,348
       Long-term liabilities                                     17             --
       Translation adjustment                                   (12)            --
       Deferred revenue                                       6,730          2,583
                                                           --------       --------
        Net cash used in operating activities                14,824         (9,288)
                                                           --------       --------
Cash flows from investing activities:
  Purchases of property and equipment                         9,358         (2,936)
  Other assets                                                   --            (11)
  Net cash paid in acquisition                               (2,626)            --
  Proceeds received from shareholder                            500             --
  Purchases of marketable securities                        (57,770)            --
  Proceeds from maturities of marketable securities          61,117             --
                                                           --------       --------
        Net cash used in investing activities                (8,137)        (2,947)
                                                           --------       --------
Cash flows from financing activities:
  Proceeds from sale of preferred stock                          --         26,067
  Proceeds from sale of common stock                          1,543             57
                                                           --------       --------
        Net cash provided by financing activities             1,543         26,124
                                                           --------       --------
Net decrease in cash and equivalents                        (21,418)        13,889
Cash and equivalents, beginning of the period                54,854          9,455
                                                           --------       --------
Cash and equivalents, end of period                        $ 33,436       $ 23,344
                                                           ========       ========

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

2.  Business Combination

    On July 6, 2000 DigitalThink, Inc. acquired Arista Knowledge Systems, Inc. ("Arista"), a company providing Internet-based learning management systems. DigitalThink issued approximately 746,000 shares of DigitalThink common stock in exchange for outstanding stock, options and warrants of Arista. The total cost of the acquisition, including transaction costs, was approximately $24.6 million. The acquisition was accounted for as a purchase business combination; accordingly the results of operations of Arista have been included with the Company's results of operations since July 6, 2000. The purchase price paid for the Arista acquisition was allocated based on the estimated fair values of the net assets acquired as follows:

            In-process research and development             $  7,118
            Acquired technology, workforce intangible
              and goodwill                                    17,632
            Intrinsic value of unvested Arista options
                  assumed                                      1,552
            Tangible assets acquired                           1,832
            Liabilities assumed                               (3,535)
                                                            --------
            Net assets acquired                             $ 24,599
                                                            --------

    The consideration given in acquisition of Arista was as follows:

            Stock given to Arista stockholders      $20,523
            Stock options assumed                     3,976
            Transaction costs                           100
                                                    -------
            Total purchase price                    $24,599
                                                    -------

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

    The Company's capital structure prior to its initial public offering was not indicative of its structure subsequent to its initial public offering due to the automatic conversion of all shares of redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering occurring in February 2000. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented below.

    The following table presents the calculation of basic and pro forma basic net loss per common share (in thousands, except per share data):

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                         2000           1999            2000            1999
                                                                    ------------    ------------    ------------    ------------
Net loss                                                              $(11,094)      $ (6,687)      $(42,325)      $(12,936)

Basic and diluted:
   Weighted average shares of common stock outstanding used
     in computing basic and diluted net loss per share                  34,710          4,476         34,373          4,280

   Basic and diluted net loss per share                               $  (0.32)      $  (1.49)      $  (1.23)      $  (3.02)

Pro forma basic and diluted:
   Net loss                                                           $(11,094)      $ (6,687)      $(42,325)      $(12,936)

   Weighted average shares used in computing basic and diluted
     net loss per share (from above)                                    34,710          4,476         34,373          4,280

   Adjustment to reflect the effect of the assumed conversion of
     preferred stock to common stock from the date of issuance              --         21,423             --         19,650

   Weighted average shares used in computing pro forma basic
     and diluted net loss per share                                     34,710         25,899         34,373         23,930

   Pro forma basic and diluted net loss per common share             $  (0.32)      $  (0.26)      $  (1.23)      $  (0.54)

4.  Revenue Recognition

    Delivered Learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six months. Delivered Learning fees are recognized ratably over this access period. Revenues for Learning Solution services (custom course development) are recognized as earned in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. We measure the percentage of completion based on the ratio of actual custom development costs incurred to date on each course to total estimated costs to complete the custom course. Provisions for estimated losses on incomplete contracts will be made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses. Deferred revenues represent customer advance billings and prepayments for both Delivered Learning fees and Learning Solution services.

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

    The Company will incur a fixed non-cash charge of $38 million related to this transaction, based on the fair value of the warrants issued. Amortization of the associated warrant expense will occur over the next three years, in proportion to the amount of revenue generated under the agreement, or straight-line amortization, whichever is faster.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

Revenues increased from $3.2 million in the three months ended December 31, 1999 to $10.8 million in the three months ended December 31, 2000. For the three months ended December 31, 2000, Delivered Learning fees represented 51% of revenues and Learning Solution services represented 49% of revenues. This is compared to the three months ended December 31, 1999, during which Delivered Learning fees represented 51% of revenues and Learning Solution services represented 49% of revenues.

Delivered Learning Fees

Delivered Learning fees increased from $1.6 million in the three months ended December 31, 1999 to $5.5 million in the three months ended December 31, 2000 as the number of customers increased from approximately 201 to 342 and the number of courses increased from 180 to 380. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution Services

Learning Solution services revenue increased from $1.6 million in the three months ended December 31, 1999 to $5.3 million in the three months ended December 31, 2000 as the number of courses under development and the dollar size of the projects increased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

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

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees includes personnel related costs, maintenance and facility costs required to operate our Web site and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees increased from $650,000 in the three months ended December 31, 1999 to $1.5 million in the three months ended December 31, 2000. This increase was attributable to increased personnel and equipment related expenses required for a greater number of courses and an increased number of participants. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants. Headcount, which excludes third-party tutors, related to cost of Delivered Learning fees, increased from 14 at December 31, 1999 to 35 at December 31, 2000.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services increased from $832,000 in the three months ended December 31, 1999 to $3.0 million in the three months ended December 31, 2000. This increase was primarily attributable to the need for additional headcount to meet demand for the development of custom courses. Headcount, excluding third-party tutors, related to cost of Learning Solution services increased from 55 employees at December 31, 1999 to 112 employees at December 31, 2000.

Content Research and Development

Content research and development expenses represent costs to develop catalog courses, including personnel related costs, content acquisition costs, royalties paid to authors and content editing. Content research and development expenses decreased from $1.3 million in the three months ended December 31, 1999 to $1.1 million in the three months ended December 31, 2000. This decrease was due to substantially lower content acquisition fees paid, offset in part by additional personnel. Headcount in content research and development increased from 36 employees at December 31, 1999 to 61 employees at December 31, 2000. Management believes that continued investment in content development and content acquisition is essential to expand our business.

Technology Research and Development

Technology research and development expenses consist primarily of personnel related costs in connection with product development efforts of underlying technology. Technology research and development expenses increased from $1.0 million in the three months ended December 31, 1999 to $3.4 million in the three months ended December 31, 2000 This increase was primarily attributable to the hiring of software engineers, as well as additional resources required to complete the integration of our Arista acquisition. Headcount increased from 30 employees at December 31, 1999 to 71 employees at December 31, 2000. Management believes that continued investment in technology research and development is essential to our future success and expects these expenses to increase in future periods.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel related costs, commissions, advertising and other promotional expenses, and travel and entertainment expenses. Selling and marketing expenses increased from $3.8 million in the three months ended December 31, 1999 to $6.6 million in the three months ended December 31, 2000. This increase reflects the costs associated with the hiring of additional personnel, support of our partner programs, increased promotional activities, and establishment of foreign operations. Headcount in selling and marketing increased from 50 at December 31, 1999 to 117 at December 31, 2000. We expect selling and marketing expenses will continue to increase as we continue to expand our selling and marketing efforts, establish additional sales territories and increase our promotional activities.

General and Administrative

General and administrative expenses consist primarily of personnel related costs, occupancy costs, insurance related costs, and professional services fees. General and administrative expenses increased from $745,000 in the three months ended December 31, 1999 to $1.6 million in the three months ended December 31, 2000. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to insurance and professional services. Headcount increased from 15 employees at December 31, 1999 to 42 employees at

December 31, 2000. Management expects general and administrative expenses will continue to increase in the future as we expand our staff and incur additional costs to support the targeted growth of our business.

Amortization of Goodwill

Expenses related to the amortization of goodwill totaled $1.2 million in the three months ended December 31, 2000. This goodwill relates to the purchase of Arista.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of DigitalThink's strategic alliance totaled $2.8 million in the three months ended December 31, 2000. The Company expects to incur additional fixed non-cash charges of $27.5 million through July 2003 related to this transaction.

Stock-Based Compensation

Stock-based compensation expense decreased from $1.5 million in the three months ended December 31, 1999 to $1.2 million in the three months ended December 31, 2000.

Net Loss

The net loss increased from $6.7 million in the three months ended December 31, 1999 to $11.1 million in the three months ended December 31, 2000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

Revenues increased from $6.5 million in the nine months ended December 31, 1999 to $25.8 million in the nine months ended December 31, 2000. For the nine months ended December 31, 2000, Delivered Learning fees represented 43% of revenues and Learning Solution services represented 57% of revenues. This is compared to the nine months ended December 31, 1999, during which Delivered Learning fees represented 47% of revenues and Learning Solution services represented 53% of revenues.

Delivered Learning Fees

Delivered Learning fees increased from $3.1 million in the nine months ended December 31, 1999 to $11.2 million in the nine months ended December 31, 2000 as the number of customers and number of courses increased. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution Services

Learning Solution services revenue increased from $3.4 million in the nine months ended December 31, 1999 to $14.6 million in the nine months ended December 31, 2000 as the number of courses under development increased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees increased from $1.4 million in the nine months ended December 31, 1999 to $3.9 million in the nine months ended December 31, 2000. This increase was attributable to increased personnel and equipment related expenses required to manage our site as we hosted a greater number of courses and a larger number of participants accessed our courses. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants.

Cost of Learning Solution Services

Cost of Learning Solution services increased from $1.8 million in the nine months ended December 31, 1999 to $8.2 million in the nine months ended December 31, 2000. This increase was primarily attributable to the need for additional headcount to meet demand for the development of custom courses.

Content Research and Development

Content research and development expenses increased from $2.8 million in the nine months ended December 31, 1999 to $5.0 million in the nine months ended December 31, 2000. This increase was due to higher content acquisition fees paid for new content and the hiring of additional personnel to expand the number of courses offered in our catalog.

Technology Research and Development

Technology research and development expenses increased from $2.4 million in the nine months ended December 31, 1999 to $8.4 million in the nine months ended December 31, 2000. This increase was primarily attributable to the hiring of software engineers.

Selling and Marketing

Selling and marketing expenses increased from $7.2 million in the nine months ended December 31, 1999 to $16.2 million in the nine months ended December 31, 2000. This increase reflects the costs associated with the hiring of additional personnel, increased promotional activities, support of our partner program, and the establishment of foreign operations.

General and Administrative

General and administrative expenses increased from $1.5 million in the nine months ended December 31, 1999 to $4.2 million in the nine months ended December 31, 2000. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to insurance and professional services.

Write-off of In-Process Research and Development

Non-recurring expenses related to in-process research and development totaled $7.1 million in the nine months ended December 31, 2000. This write-off relates to technology acquired as part of the Arista acquisition which had not reached technological feasibility and had no alternative future use. The valuation of intangibles was based upon management's estimates of after tax cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles: (ii) the value of developed and core technology, ensuring that the relative allocations to core technology and in-process research and development were consistent with the contribution of final products; (iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date of the transaction, and only the cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group and was deemed reasonable in light of all quantitative and qualitative information available.

The write-off of in-process research and development related to one significant project under development to provide a completely outsourced learning management system. Since the date of acquisition, $706,000 has been incurred in development costs. The project is scheduled to be completed in stages beginning in the first quarter of fiscal 2002 and expenses to complete the development are expected to total approximately $850,000.

There can be no assurances that the Company will be able to complete the development of the product on a timely basis. Failure to complete the project could have an adverse impact on the Company's financial condition or results of operations

Amortization of Goodwill

Expenses related to the amortization of goodwill totaled $2.4 million in the nine months ended December 31, 2000. This goodwill relates to the purchase of Arista in July 2000.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of DigitalThink's strategic alliance totaled $10.4 million in the nine months ended December 31, 2000. The Company expects to incur additional fixed non-cash charges of $27.5 million through July 2003 related to this transaction.

Stock-Based Compensation

Stock-based compensation expense increased from $2.1 million in the nine months ended December 31, 1999 to $4.4 million in the nine months ended December 31, 2000.

Net Loss

The net loss increased from $12.9 million in the nine months ended December 31, 1999 to $42.3 million in the nine months ended December 31, 2000.

Liquidity and Capital Resources

Net cash used in operating activities totaled $13.4 million for the nine months ended December 31, 2000 and $9.3 million for the comparable prior year period. Cash used in operating activities for the current period resulted from net operating losses and increases in accounts receivable, offset in part by increases in deferred revenue and current liabilities. Deferred revenue increased from $7.0 million at March 31, 2000 to $13.8 million at December 31, 2000. Deferred revenue results from customer advance billings and prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met. Other current liabilities have increased from $5.3 million at March 31, 2000 to $8.7 million on December 31, 2000. This increase is due to our continuing expansion and increasing headcount.

Net cash used in investing activities totaled $8.5 million in the nine months ended December 31, 2000 and $2.9 million for the comparable prior year period. The increase resulted from the acquisition of capital assets, including hardware for our Website, and computer and office related equipment and the purchase ($57.8 million) and sale ($61.0 million) of marketable securities. Net cash paid for the acquisition of Arista totaled $2.6 million.

Cash provided by financing activities totaled $391,000 in the nine months ended December 31, 2000 and $26.1 million in the nine months ended December 31, 1999. The current period amount reflects proceeds from the exercise of stock options., and the prior period amount reflects proceeds from the sale of preferred stock.

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

        We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999, which ended on March 31, 1999. In fiscal 2000, we had revenues of $10.8 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends that may emerge in the e-learning market and the economy at large and affect our business. The uncertainty of our future performance, in general, and the uncertainty regarding the acceptance of e-learning, in particular, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT OF $85.7 MILLION AT DECEMBER 31, 2000. WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

        We have experienced losses in each quarter since our inception and expect that our losses will continue at least through the end of calendar 2001. Our accumulated deficit as of December 31, 2000 was $85.7 million. We have never achieved a profitable quarter and we expect to continue to incur quarterly losses as we expand our operations, invest in our technology, fund the development of new content and support our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure, add additional features to our product and hire additional staff. We also plan to invest heavily to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses in absolute dollars.

        We currently expect our total costs, excluding non-cash expenses, to be at least $65.0 million in fiscal 2001. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a timeframe expected by public market analysts or investors, the market price of our common stock will likely decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

        Our revenue and operating results are volatile and difficult to predict and may be susceptible to declines in future periods. Our quarterly results of operations may fluctuate significantly in the future due to shortfalls in revenues or orders or the timing of orders. We therefore believe that quarter to quarter comparisons of our operating results may not be a good indication of our future performance. In the event of a revenue or order shortfall or unanticipated expenses in some future quarter or quarters, our operating results may be below the expectations of public market analysts or investors. In such an event, the price of our common stock may decline significantly. Our current and future expense estimates are largely fixed and based, to a significant degree, on our estimates of future revenue. We will likely be unable to, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would cause our quarterly results for a particular period to decline.

OUR RECOGNITION OF REVENUE IS DEPENDENT IN PART ON THE PERCENTAGE COMPLETION OF OUR VARIOUS LEARNING SOLUTIONS PROJECTS, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

        In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access from our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 57% of our total revenues for the nine months ended December 31, 2000. Our ability to recognize revenues from custom-tailored courses depends upon our customers providing us with subject matter experts and content to be incorporated into the courses as well as our completion of production and obtaining customer acceptance at each stage of development. Accordingly, if customers do not provide us with the subject matter experts or content in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

        In addition, if the expected number of participants do not sign up for a course, our ability to recognize revenues will be delayed, which could also harm our operating results in any quarter. Participant registration depends in large part on the promotional activities of our customers. If customers fail to take necessary measures to require employee enrollment in courses or if they fail to promote the course effectively to persons outside their organization, our ability to recognize revenues, and therefore our operating results, could be harmed.

WE HAVE RELIED, AND EXPECT TO CONTINUE TO RELY, ON A LIMITED NUMBER OF CUSTOMERS FOR THE SIGNIFICANT PORTION OF OUR REVENUES, AND ANY DELAY IN RECEIVING REVENUES FROM THESE CUSTOMERS COULD HARM OUR FINANCIAL PERFORMANCE IN ANY QUARTER.

        In the nine months ended December 31, 2001, we derived approximately 35% of our revenues from five customers. As a result, our operating results could suffer if we lost any of these customers or if revenues from these customers are delayed in any future fiscal period. For example, in fiscal 2000, KPMG, LLP accounted for 32% of our total revenues. No other single customer has accounted for more than 10% of our revenues in fiscal 2000 or the first nine months of fiscal 2001. In fiscal 1999, no customer accounted for more than 10% of our revenues although our five largest customers accounted for 40% of our revenues. We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. In particular, we expect that EDS will account for a significant portion of our revenues at least through fiscal 2003.

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

        The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. In recent months e-learning has received more attention and numerous new companies have entered the market. As a result customers and potential customers have more choices and the challenge to distinguish our offerings have increased. Our failure to adapt to changes in our industry and the increased competition could cause us to lose existing customers or fail to gain new customers. Although the e-learning market is highly fragmented with no single competitor accounting for a dominant market share, competition is intense. We compete primarily with:

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

WE MUST DELIVER COURSES THAT MEET THE NEEDS OF OUR CUSTOMERS OR OUR BUSINESS WILL SUFFER.

        To be competitive, we must develop and introduce on a timely basis new course offerings, which meet the needs of companies seeking to use our e-learning solutions. Furthermore, the quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses both by using subject matter expertise provided by our customers, which we then incorporate into an educational course format, and through material obtained from third-party content developers. The quality of our courses depends on our receiving content and cooperation from the following sources:

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

        Our strategy involves broadening the fields presently covered by our courses. In particular, to date we have been primarily focused on courses in the information technology area, and we are currently planning to develop and introduce new course offerings in financial services, and other fields. These new course offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courses into these areas will depend in part on our ability to negotiate and execute content development relationships with recognized experts or leading corporations in the new fields. If we are unable to locate these experts, we may fail to develop the courses that our current and future customers will demand. Any failure of ours to expand our course offerings to new fields could constrain our revenue growth and harm our future prospects.

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

        Our recent rapid growth has placed, and future anticipated growth is likely to continue to place, a considerable strain on our managerial resources. We have grown from 33 employees on January 1, 1998 to 430 employees on December 31, 2000. We plan to continue to expand our sales and marketing, administration, content and technology development and tutoring organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls, our reporting systems and procedures. In addition, we will need to expand, train and manage our work force, which we anticipate will expand significantly. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base. Should this occur, our reputation and competitive position could be seriously damaged.

IF WE DO NOT DEVELOP OUR INDIRECT SALES CHANNELS, WE WILL BE LESS LIKELY TO INCREASE OUR REVENUES.

        To date, more than 90% of our sales have been made through direct sales efforts. We believe that we will need to diversify our sales efforts if we are to be successful. If we do not develop indirect sales channels, we may miss sales opportunities that might be available through these other channels. We are currently investing in personnel and marketing activities to develop indirect sales channels, particularly through our relationships with EDS, KPMG and other system integrators and consulting firms who provide learning as an additional service to their clients.

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

OUR INTERNATIONAL EXPANSION COULD SUBJECT US TO NEW RISKS.

        Our strategy includes international expansion of our business. Our current plans include expansion into the United Kingdom, which began during the first quarter of fiscal 2001, and creating a partner-based support infrastructure for customers around the world. In the United Kingdom, we could be affected by political and monetary changes, including European unification and introduction of the Euro. This international expansion will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing courses internationally. We currently have approximately 15 employees located outside of the United States. We could become subject to additional risks as we expand internationally, including:

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

Interest rate risk

        As of December 31, 2000, we had cash and cash equivalents of $33.4 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally, the Company had marketable securities, classified as available for sale, with maturities greater than three months totaling $38.5 million. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase in market interest rates of 10% from the market rates in effect at December 31, 2000 would cause the fair value of the these investments to decrease by an immaterial amount. Declines in interest rates over time will result in lower interest income.

Foreign Currency and Exchange Rate Risk

        Less than 1% of our revenues recognized to date and less than 5% of our costs have been denominated in U.S. dollars and are primarily from the United States. However, an increasing portion of our costs and future revenue may be derived from international operations and customers . Revenues from these customers may be denominated in the local currency of the applicable countries. As a result, our operating results could become subject to significant foreign currency fluctuations based upon changes in exchange rates in relation the U.S. dollar.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Report of Use of Proceeds from Initial Public Offering date February 24, 2000

        On February 24, 2000, we completed our initial public offering, in which we sold 5,060,000 shares of common stock at $14 per share. The total aggregate gross proceeds amounted to $65.2 million. Underwriters' discounts and other related costs were approximately $5.5 million, resulting in net proceeds of approximately $59.7 million, plus additional $14 million from a private placement of common stock the Company completed concurrently with the initial public offering. From March 1, 2000 to December 31, 2000, the Company estimates that it has used a portion of the net proceeds of the two offerings as follows:
(i) investments in cash and cash equivalents of $53.4 million; and (ii) working capital and general corporate purposes of $19.6 million.

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

None

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits: None

        (b) Reports on Forms 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DIGITALTHINK, INC.
                                   (Registrant)

Date: February 9, 2001
                                   /s/ Peter J. Goettner
                                   ----------------------------------------
                                   Peter J. Goettner
                                   Chairman of the Board
                                   Chief Executive Officer
                                   (Principal Executive Officer)


      February 9, 2001             /s/  Michael W. Pope
                                   ----------------------------------------
                                   Michael W. Pope
                                   Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)