Form 10-K
period 2000-03-31
DIGITALTHINK INC
filed 2001-06-11
CIK 1100514

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                            COMMISSION FILE NUMBER:

                               DIGITALTHINK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3244366
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

     1098 HARRISON STREET, SAN FRANCISCO,                          94103
                  CALIFORNIA                                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (415) 625-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by non-affiliates of registrant, based upon the closing sale price of the common stock on June 1, 2001, as reported on the Nasdaq National Market, was approximately $289,231,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of June 1, 2001: 35,186,261

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of certain sections of the Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K Report where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This document contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "forecasts," "predicts," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following: (1) our ability to compete effectively in the e-learning market, (2) our plans to develop new solutions and products, (3) our business strategies and plans, and
(4) our strategic relationships with Electronic Data System, Incorporated ("EDS") and others. Many of the statements we make regarding the future are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current beliefs, we cannot guarantee future results, levels of activity, performance or achievements. The risks set forth in the "Factors Affecting Future Results" section and elsewhere in this document could cause our future operating results to differ materially from those contemplated by our forward-looking statements. In addition, factors that we are not currently aware of could harm our future operating results.

DIGITALTHINK OVERVIEW

     We provide e-learning solutions designed to address the strategic business objectives of our customers by helping them to improve workforce productivity, sales channel effectiveness and customer loyalty and satisfaction. We host and centrally manage all software and content, significantly reducing our customers' learning infrastructure costs and enabling us to rapidly update or customize our courses. Our Web-based solutions deliver content on new initiatives, and products or processes to large, geographically dispersed groups who can access courses from anywhere, at anytime through a standard Web browser. Our instructional design approach encourages participants to interact with tutors through e-mail and the Internet. In addition, our solutions allow customers to generate revenue opportunities by offering branded e-learning solutions to their customers. We also offer Web-based tracking and reporting tools that our customers use to measure and evaluate participants' progress and the effectiveness of our learning programs.

     As of March 31, 2001, we had delivered courses to over 365 customers on more than 475 subjects in a variety of industries including technology, healthcare, financial services and telecommunications. Our customers either select courses from our catalog or pay us to develop custom courses for their specific requirements. Customers that have purchased solutions from us over the past fiscal year include Adobe Systems, the American Bankers' Association, Aspect Telecommunications, Charles Schwab, Circuit City, Cisco Systems, EDS, The Gallup Organization, General Electric, and KPMG, Sun Microsystems.

INDUSTRY BACKGROUND

     Today's businesses face rapidly changing environments characterized by increasing competition, economic globalization and technological change. To compete effectively, businesses must improve business processes, reduce operating costs, extend barriers to entry and shorten product development cycles. The recent emergence of the Internet as a business platform has accelerated these trends and presented new opportunities in many industries for leading companies to create a competitive advantage.

     Senior executives at these leading companies realize that a fundamental source of competitive advantage is the depth, consistency and currency of knowledge possessed by their employees, distributors, suppliers and customers. Employees who know more about a company's business are generally able to perform more effectively. Sales professionals and distributors who understand the benefits of a company's services achieve better results. Customers who learn the benefits of a product's features tend to be more loyal, less expensive to support and more likely to purchase again. Driving knowledge to the extended enterprise effectively reduces the time-to-market of new products and services, improves sales channel productivity and reduces customer support costs. The result is a demonstrable increase in operating efficiency and profitability.

     In an attempt to address today's competitive business challenges, businesses are investing increasing amounts on learning and skills development. Estimates published by the Department of Education in 1997 show that businesses spend nearly $55 billion annually on learning programs in the United States. As the Internet and the e-learning continue to demonstrate provable results for businesses, we believe investments will be dedicated to e-learning programs. To date most investment in corporate learning has been in in-person, instructor-led training programs. We have found that these traditional learning methodologies are less effective than e-learning for certain types of business purposes because they are:

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

     - Difficult to customize and update. Instructor-led content is often prepared in advance to provide for the production and distribution of printed or videotaped materials, which are then updated at fixed intervals and delivered using an instructor-led, standardized curriculum of pre-scheduled meetings in set physical locations. As a result, print-based content cannot be updated and distributed to learners as rapidly as Web-based content, and instructor-led sessions using these materials may fail to incorporate the latest information on new products, strategies and processes for specific uses or customers.

     - Difficult to personalize on a large scale. Instructor-led learning programs are typically designed to address the needs of large groups, which can impair the effectiveness of the individual learning experience. If a participant cannot have his or her individual question answered or cannot access supplemental tutoring after the course sessions have concluded, learning may not actually occur. The cost of assembling a large group in a central location is often justified because of the economics of presenting material to a mass audience. Actual learning, by contrast, occurs on an individual level. The mass approach rarely provides sufficient time for individuals to ask questions, much less to be tutored and critiqued.

     - Unable to track and monitor learning effectiveness. Tracking student performance in traditional corporate classroom programs is avoided as it typically requires additional expenses for manual test administration, grading and recording.

     - Costly and slow. Traditional learning initiatives require prolonged absences of valuable employees due to travel to course locations and attendance at scheduled course meetings, resulting in significant opportunity costs due to lost work. In addition, course materials must be printed and delivered using traditional means. As a result, businesses are unable to continuously educate their extended enterprises on new products, strategies and processes in a timely manner. With e-learning, participants can learn at anytime from a computer, without having to schedule classrooms or meetings, and without having to travel to a classroom facility.

     In response to these limitations, many businesses are seeking more effective learning solutions. The Internet is transforming the corporate learning marketplace by offering innovative ways to design and deliver knowledge. According to International Data Corporation, the corporate e-learning market is projected to grow from $1.7 billion in 1999 to more than $23.1 billion in 2004. By leveraging the Internet, businesses can instantly and simultaneously deploy content to a broad, global audience. This content can be easily and continuously accessed, modified and refreshed and learning programs can be enhanced as participants use e-mail and chat rooms to establish interactive relationships with instructors and peers. Web-based technologies can also offer real-time tracking of participant performance.

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

THE DIGITALTHINK SOLUTION

     We provide corporate e-learning courses and services that produce measurable results for large enterprise that address the strategic imperative of knowledge as a driver of business performance. Executives of leading companies use our solutions to achieve business results that they can correlate to the learning. Our online learning courses and services combine powerful Internet delivery technologies, customized content, dedicated tutors, and tools to track and report on course registrations and measure participant performance. Because we host and deliver all of our courses, they can be easily deployed to thousands of participants. The advantages of our solutions include:

     Innovative Delivery Model. We deliver outsourced solutions that overcome the shortcomings of traditional learning methods. Our courses are completely Web-based and we host and centrally manage all software and content from our servers. Central hosting and delivery reduces our customers' expenses because they avoid the need to build e-learning delivery systems and staff and manage large teams to design, develop and produce e-learning content. In addition, our centrally hosted system enables us to deploy e-learning solutions rapidly and broadly to course participants who have an Internet connection and standard Web browser. We also provide our customers with the tools necessary to support and track participant performance and completion as well as the required interfaces to connect this information with customer-operated learning management and data base administration systems.

     Powerful e-Business Capability. Our highly scalable, configurable platform enables our customers and strategic resellers to develop revenue generating businesses around our e-learning solutions. We put many of our customers into the "e-learning business" by giving them a platform to sell content and services to their customers or resellers. Customers come to DigitalThink to get into the e-learning business without installing any hardware or software because our service operates entirely on our dynamically hosted platform. We implement these projects by delivering a combination of services and platform-based technology to help our customer create a custom-hosted enterprise portal, tools for custom catalog creation, credit card authorization, and customized business logic and reports to provide a complete solution.

     High-Quality Content. We offer courses from our catalog and from custom courseware. Our staff of trained learning strategists and instructional designers work with subject matter experts to build courses that take advantage of the features of the Internet to create a learning experience that have been recognized by our customers and independent evaluators as high quality. Using a Web-based deployment system also allows us to continually update content, and avoids the need to ship or recall physical materials such as books or CD-ROMs. This ability to rapidly deploy courses allows our customers a way to ensure that learning and knowledge is aligned with business needs.

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

     Interactive Tutor Support. Our courses are interactive, self-paced and can be accessed at any time. All of our catalog courses and many of our custom courses are supported by online tutors who respond to student queries through e-mail or monitored discussion groups. We believe that written responses are more in-depth and considered than real-time telephone or in-person conversations, and that the documented reply features of e-mail allow our tutors to create written records of correspondence with participants. We maintain a network of consultants and independent contractors who act as tutors and are experts in the subject matter of our courses. On average, participants receive responses to their submissions within a few hours. Participants are required to complete exercises and can ask questions or solicit feedback from the tutor. Our technology enables us to accurately track response times and ensure that our tutors are achieving their response time targets.

     Robust and Scalable Technology Framework. Participants have access to our courses at anytime from anywhere using standard Web browser software. Our open, standards-based solution allows participants to access courses online without any proprietary plug-ins or other software. Our delivery infrastructure can instantly be deployed to concurrently support hundreds of thousands of learners. We also have capabilities to fully configure and customize the environment to meet our customer's specific business processes and look and feel requirements. Our outsourced delivery infrastructure significantly reduces costs for our customers by eliminating the need for them to purchase, install, and integrate learning management software, databases, web servers, security, monitoring, and content management tools.

     Enterprise Tracking and Reporting Tools. We offer Web-based tools that are used by our customers to track and monitor each participant's progress in order to measure course completion and knowledge acquisition. Managers can assess the performance of their employees and correlate this information with business results to evaluate the effectiveness of any course. Our platform uniquely stores click by click learner tracking information and includes powerful analysis tools to allow our enterprise customers to understand the usage and effectiveness of their e-learning programs and correlate learning with business results. We believe our reporting and analysis capabilities are industry-leading and provide critical feedback to monitor, measure, and improve our customers' e-learning programs.

     Performance Consulting Services. We offer a unique set of performance consulting services to help enterprises identify critical problem areas that can be addressed by e-learning. These consulting services focus on sales force effectiveness, workforce development, and customer acquisition & retention. Through delivery of these consulting services, we offer our customers focused e-learning programs which are designed to solve specific business requirements that generate returns on investment not normally measurable in traditional training applications.

STRATEGY

     Our objective is to be the leading provider of e-learning solutions to large enterprises. Key elements of our strategy include:

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

     - Develop long-term strategic relationships with our customers. We believe that e-learning solutions will become increasingly critical to a business' ability to compete successfully. As an existing provider of e-learning solutions, we become a strategic resource for our customers. We plan to extend our presence within our customers' enterprises by helping our customers understand the value and applicability of our solutions to a broad range of operational initiatives. In addition, we will continue to develop new e-learning solutions that are aligned with our customers' evolving business objectives.

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

     - Leverage development alliances and reseller relationships. We plan to grow both our direct and indirect sales channels to better service our existing markets and penetrate new markets. Our technology platform can be easily adapted to a variety of learning uses and our partners are building content to be hosted and delivered by us on behalf of their customer.

     - Expand our international presence. As the rate of Internet adoption accelerates overseas, we believe that significant international market demand will exist for e-learning solutions, especially in Europe and Asia. To that end, we have begun delivering our e-learning solutions in strategically targeted international locations, using courseware and tutor support in English, French, German and Japanese. We plan to expand our reach internationally by developing direct sales channels in Europe and indirect sales channels in other regions.

CUSTOMERS

     Our customers can use our e-learning solutions to compress the learning cycle, increase knowledge throughout the extended enterprise, enhance brand equity and customer service and reduce operational costs.

     As of March 31, 2001, we have sold courses to over 365 customers, including many large corporations. Our customers use our e-learning solutions to address strategic business needs in three broad areas: workforce development, sales force effectiveness and customer acquisition & retention. A workforce development customer uses our e-learning solutions to achieve a particular strategic objective by teaching or reinforcing employee skills. Sales executives use e-learning to improve the sales performance of their internal or external sales channels by deploying skills and product education quickly into the field. Customer retention customers use our products and services to provide e-learning to their external customers as an attractive additional service or as a source of goodwill or brand enhancement.

CONTENT AND COURSES

     We currently offer our customers more than 475 self-paced courses from our custom developed and e-learning catalog. Depending on topic area, each course consists of one to several hours of student work, including lessons, quizzes, interactive applets, simulations, and hands-on participant exercises which are graded and commented upon by our tutors before being returned via email to participants. All of our courses have been designed to take advantage of our e-learning environment and leverage Internet technologies, such as e-mail and discussion boards, in order to provide participants with an engaging learning experience and extensive interaction with our tutors. In addition to pre-developed courses, we develop customized content for our customers. These customized courses incorporate the significant domain knowledge of our clients and can be rapidly redesigned for other customers in the same industry. We typically retain intellectual rights to our content and can reuse elements of the courses for other customers.

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

     - customers avoid the need to make significant investments in technology infrastructure such as servers, databases, technical staff or technical support; and

     - participants can access course content at anytime, from anywhere, through the use of a standard modem and Web browser.

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

  Course Enrollment Options

     Our customers can choose several different methods to allow participants to access our courses. Enrollments can be managed by authorized personnel using our corporate administration system. Alternatively, participants can self-enroll using an intranet or Internet e-commerce option. Our system can also be integrated with third-party enterprise software applications to allow automated enrollments using a learning management or other data base administration system.

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

  Full Integration with Corporate Infrastructures

     Our e-learning solutions can be fully integrated with our customers' corporate information technology systems, including their Web sites and intranets. As a result, course participants do not necessarily realize that they are accessing content hosted from our servers. Our integration layer provides adapters for learning management systems. We design our course content to be compatible with our customer's security concerns and bandwidth limitations. As a result, it is highly unusual for participants at our corporate clients to be unable to access our courses.

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

SALES AND MARKETING

     We sell our e-learning solutions primarily through our own direct sales organization. We also sell indirectly through channel partners and strategic alliance partners. Our direct sales organization focuses on developing long-term relationships with large corporate customers. Our channel partners, including Sun Educational Services, IBM, Red Hat and others, leverage their unique distribution models to reach differentiated industries, international markets and customer segments. We also have alliance relationships with EDS, KPMG and others, who work with us to jointly sell our e-learning solutions and resell our courses as components of their e-learning offerings targeted at specific industries.

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

     Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. In addition, larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate increased competition as additional entrants join the e-learning market.

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

     We obtain the content for many of our courses from our customers and often receive the right to resell this content to other customers. It is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we generally seek indemnification from our customers to protect us from these types of claims, we may not be fully protected from extensive damage claims or claims for injunctive relief. In addition, our customers may assert that some of the courses we develop for our general catalog or under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters would require us to incur substantial costs and divert management's attention and resources. In addition, we cannot predict the effect of a failure to prevail in any litigation of this kind.

EMPLOYEES

     As of March 31, 2001, we employed 441 persons. Of these employees, 173 were employed in course development, 116 in sales and marketing, 73 in research and development, 36 in Web delivery and customer support and 43 in general and administration. Each of our employees was granted options to purchase shares of our common stock upon joining us. In April 2001 we entered into an agreement to purchase the outstanding shares of a Web production company located in Calcutta, India. When the transaction is approved by the Government of India, we will add approximately 55 new employees to our course development team.

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

OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

     We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In fiscal 2001, we had revenues of $38.7 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, and the uncertainty regarding the acceptance of e-learning, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT OF $95.6 MILLION AT MARCH 31, 2001. WE EXPECT FUTURE LOSSES OVER THE NEXT THREE QUARTERS AND WE MAY NOT ACHIEVE PROFITABILITY WITHIN THE TIMEFRAMES PUBLIC STOCKHOLDERS ANTICIPATE.

     We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next three quarters. Our accumulated deficit as of March 31, 2001 was $95.6 million. We have never achieved a profitable quarter and we expect to continue to incur quarterly losses as we expand our operations, invest in our technology, fund the development of new content and support our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure, add additional features to our product and hire additional staff. We also plan to invest heavily to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses.

     We currently expect our total costs, including non-cash expenses, to be at least $72.0 million in fiscal 2002. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a timeframe expected by public market analysts or investors, the market price of our common stock will probably decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

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

IN RECOGNIZING REVENUE WE DEPEND ON THE TIMELY ACHIEVEMENT OF VARIOUS MILESTONES, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

     In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access from our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 53% of our total revenues for the year ended March 31, 2001. Our ability to recognize revenues from custom-tailored courses depends upon our customers providing us with subject matter experts and content to be incorporated into the courses as well as our completion of production and obtaining customer acceptance at each stage of development. Accordingly, if customers do not provide us with the subject matter experts or content in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

IN ANY QUARTER, A DELAY IN RECEIVING PAYMENT FROM A KEY CUSTOMER COULD HARM OUR PERFORMANCE.

     We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if these customers delayed payment in any future fiscal period. For example, in fiscal 2001, our largest customer accounted for 10.4% of our total revenues. In fiscal 2000, our largest customer accounted for more than 30% of our revenues. We expect that EDS will account for a significant portion of our revenues at least through fiscal 2005.

OUR GROWTH DEPENDS ON HIRING AND RETAINING THIRD-PARTY TUTORS AND OTHER QUALIFIED PERSONNEL IN A HIGHLY COMPETITIVE EMPLOYMENT MARKET.

     The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly database engineers, course content developers, Web designers and technical and sales personnel. We primarily rely on individual third parties to provide the majority of our tutoring and our ability to support our courses depends on the availability and competency of these third-party tutors. Education and Internet related industries create high demand for qualified personnel. We require personnel with educational course and Web design experience. Candidates experienced in both areas are limited. Currently, we contract with individual tutors throughout the United States, the United Kingdom, New Zealand and Australia. Our failure to attract and retain sufficient skilled personnel and tutors may limit the rate at which we can grow, which will harm our business and financial performance.

THE GROWTH OF OUR BUSINESS REQUIRES WIDE ACCEPTANCE OF E-LEARNING SOLUTIONS.

     The market for e-learning solutions is new and rapidly evolving. A number of factors could impact the acceptance of our e-learning solutions, including:

     - historic reliance on traditional education methods;

     - limited allocation of our customers' and prospective customers' education budgets to e-learning; and

     - ineffective use of online learning solutions.

     Our e-learning solutions are new, largely untested and less familiar to prospective customers than more established education methods. If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and our stock price will likely decline.

THE LENGTH AND VARIABILITY OF OUR SALES CYCLE MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

     The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months. In some cases the cycle has extended for close to two years. Because we rely on large sales for a substantial portion of our revenues, these long sales cycles can adversely effect our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include the time periods required for:

     - our education of potential customers about the benefits of our e-learning solutions;

     - our potential customers' assessment of the value of online solutions compared to traditional educational solutions;

     - our potential customers' evaluation of competitive online solutions; and

     - our potential customers' internal budget and approval processes.

     Our lengthy sales cycle limits our ability to forecast the timing and size of specific sales. This, in turn, makes it difficult to predict quarterly financial performance.

WE MAY NOT HAVE ADEQUATE RESOURCES TO COMPETE EFFECTIVELY, ACQUIRE AND RETAIN CUSTOMERS AND ATTAIN FUTURE GROWTH IN THE HIGHLY COMPETITIVE E-LEARNING MARKET.

     The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. In recent months e-learning has received more attention and numerous new companies have entered the market. As a result, customers and potential customers have more choices. This challenges us to distinguish our offerings. If we fail to adapt to changes and the increased competition in our industry, we may lose existing customers or fail to gain new customers. No single competitor accounts for a dominant market share, yet competition is intense. We compete primarily with:

     - third-party suppliers of instructor-led education and learning;

     - internal education departments; and

     - other suppliers of technology-based learning solutions.

     Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our end-to-end solution by comparison with point solutions offered by other e-learning companies. These companies may include click2learn.com, Docent, IBM, NETg, SmartForce and Saba. We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. Larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

     To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. We may not be able to do so successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in course development or implementation, could impact our ability to capture market share. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We also expect to face increasing price pressures from customers as they demand more value for their learning related expenditures. Increased competition, or our inability to compete successfully against current and future competitors, could reduce operating margins, loss of market share and thought leadership resulting in a diminution of our brand.

WE RELY ON COOPERATION FROM OUR CUSTOMERS AND THIRD PARTIES TO DEVELOP AND DELIVER COURSES AND OUR BUSINESS WILL SUFFER IF SUCH COOPERATION OCCURS IN AN UNTIMELY OR INEFFICIENT MANNER.

     To be competitive, we must develop and introduce on a timely basis new course offerings, which meet the needs of companies seeking to use our e-learning solutions. The quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses by incorporating subject matter expertise provided by our customers and third party content developers into an e-learning delivery platform. The quality of our courses depends on receiving content and cooperation from our customers, subject matter experts provided by our customers, and third-party content developers. If we do not receive materials from these sources in a timely manner, we may not be able to develop or deliver specialized courses to our customers in the expected time frame. Even if we do receive necessary materials from third parties, our employees and consultants must complete their work in a timely manner or we will not meet customer expectations. In the past, we have experienced delays in obtaining access to our customers' experts, which has contributed to a longer development cycle and inefficient allocation of our resources. Any prolonged delays, even when caused by our customers, can result in failure to satisfy a customer's demands and damage our reputation.

OUR PLANS TO EXPAND THE SCOPE OF OUR COURSES TO FIELDS OTHER THAN INFORMATION TECHNOLOGY DEPENDS ON OUR ABILITY TO DEVELOP RELATIONSHIPS WITH EXPERTS, AND IF WE ARE UNABLE TO ATTRACT THE RIGHT EXPERTS, WE MAY NOT BE SUCCESSFUL IN ENTERING NEW FIELDS.

     Our strategy involves broadening the fields presently covered by our courses. In particular, to date we have been primarily focused on courses in the information technology area. We are currently planning to develop and introduce new course offerings in financial services and other fields. These new course offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courses into these areas will depend in part on our ability to negotiate and execute content development relationships with recognized experts or leading corporations in the new fields. If we cannot locate these experts, we may fail to develop the courses that our current and future customers will demand. The failure to expand our course offerings to new fields could constrain our revenue growth and harm our future prospects.

TO REMAIN COMPETITIVE, WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY.

     Rapidly changing technologies, frequent new service introductions, short development cycles and evolving standards characterize the e-learning market. We must adapt to rapidly changing technologies by maintaining and improving the performance features and reliability of our courses. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new courses and related services. For instance, adding capabilities to deliver video over the Internet to our courses may be desired by some customers, but may nevertheless pose a serious technical challenge and could have a negative impact on our ability to develop and deliver courses on a profitable basis. In addition, any new enhancements to our courses must meet the requirements of our current and prospective customers and participants. We could incur substantial costs to modify our services or infrastructure to adapt to rapid technological change.

IF WE FAIL TO EFFECTIVELY MANAGE OUR RAPID GROWTH, WE MAY MISS MARKET OPPORTUNITIES THAT COULD SEVERELY IMPACT OUR ABILITY TO COMPETE.

     Our recent rapid growth and future anticipated growth has placed and is likely to continue to place a considerable strain on our managerial resources. We have grown from 33 employees on January 1, 1998 to 441 employees on March 31, 2001. We plan to continue to expand our sales and marketing, administration, content and technology development and tutoring organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls as well as our reporting systems and procedures. We will also need to expand, train and manage our expanding work force. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base. Should this occur, our reputation and competitive position could be seriously damaged.

WE COULD INHIBIT INCREASES IN OUR REVENUES IF WE DO NOT DEVELOP INDIRECT SALES CHANNELS.

     To date, more than 90% of our sales have been made through direct sales efforts. We believe that we will need to diversify our sales efforts to be successful. If we do not develop indirect sales channels, we may miss sales opportunities. We are currently investing in personnel and marketing activities to develop indirect sales channels, particularly through our relationships with EDS, KPMG and other system integrators and consulting firms who provide learning as an additional service to their clients.

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

THE EXPECTED GROWTH IN OUR BUSINESS REQUIRES CONTINUOUS IMPROVEMENT IN THE CAPACITY OF OUR TECHNOLOGY INFRASTRUCTURE AND A FAILURE TO COORDINATE SUCH IMPROVEMENTS WITH OUR GROWTH COULD LEAD TO CUSTOMER DISSATISFACTION AND REVENUE LOSSES.

     In order to address the expected growth in our business, we must continue to improve the capacity of our technology infrastructure. Our success requires the continuing and uninterrupted performance of our internal computer network and Internet course servers. Any system failure that causes interruptions or delays in our ability to make our courses accessible to customers could reduce customer satisfaction. If sustained or repeated, a system failure could reduce the attractiveness of our courses and services, resulting in significant revenue losses. We are particularly vulnerable to network failures during periods of rapid growth when our roster of courses and participants can outpace our network capacity. The continued viability of our business requires us to support multiple participants concurrently and deliver fast response times with minimal network delays. We continue to add system capacity, but we may not adequately address network capacity, especially during periods of rapid growth. Any failure to meet these capacity requirements could lead to additional expenditures, lost business opportunities and damage to our reputation and competitive position.

ANY FAILURE OF, OR CAPACITY CONSTRAINTS IN, THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS.

     Our success is highly dependent on the consistent performance of our Internet and communications infrastructure. Our communications hardware and some of our other computer hardware operations are located at the facilities of Exodus Communications, Inc. in Santa Clara, California. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins, earthquakes, fires, floods, other natural disasters or other similar disruptive problems could adversely affect the operation of our systems. Despite precautions we have taken, unanticipated problems affecting our systems in the future could cause interruptions or delays in the delivery of our courses.

     Our telecommunications provider and Exodus together provide us with our Internet connection. Their failure to provide sufficient and timely data communications capacity and network infrastructure could cause service interruptions or slower response times, resulting in reduced customer demand for our courses and services. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. We could be required to make capital expenditures in the event of damage. Any system failures could adversely affect customer usage in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and commerce partners.

     We do not currently have fully redundant systems or a formal disaster recovery plan. Our Web site must accommodate a high volume of traffic and deliver courses and other information in a timely manner. If our Web site fails for any reason or if we experience periods of unscheduled downtimes, even for a short period of time, our business and reputation would be materially harmed. We cannot accurately project the rate or timing of any increases in traffic to our Web site and the failure to expand and upgrade the Web site or any system error, failure or extended downtime could materially harm our business, reputation, financial condition or results of operations.

     Our facilities in the State of California, including our corporate headquarters and our Exodus facility, are currently subject to electrical blackouts as a consequence of a shortage of available power. In the event these blackouts continue to increase in severity, they could disrupt the operations of our affected facilities and our business could be seriously harmed. In addition, prices for electricity have risen dramatically, and are likely to continue to increase in the foreseeable future. Such price changes will increase our operating costs, which could adversely impact our financial results.

OUR INTERNATIONAL EXPANSION COULD SUBJECT US TO NEW RISKS BECAUSE OF CURRENCY AND POLITICAL CHANGES, LEGAL AND CULTURAL DIFFERENCES OR ECONOMIC INSTABILITY.

     Our strategy includes international expansion of our business. Our current plans include the continued growth of our European operations based in the United Kingdom, which began during the first quarter of fiscal 2001, as well as the creation of a partner-based support infrastructure for customers around the world. In addition, in April 2001 we announced an agreement to expand our course development organization into India. In the United Kingdom, we could be affected by political and monetary changes, including European unification and the introduction of the Euro.

     This international expansion will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing courses internationally. We currently have approximately 20 employees located outside of the United States, with approximately another 55 employees if the India transaction is closed as expected in the second quarter of fiscal 2002. We could become subject to additional risks as we expand internationally, including:

     - difficulties in staffing and managing international operations;

     - inability to develop content localized for international jurisdictions;

     - protectionist laws and business practices that favor local competition;

     - multiple, conflicting and changing governmental laws and regulations;

     - slower adoption of e-learning solutions;

     - different learning styles;

     - longer sales and payment cycles;

     - difficulties in collecting accounts receivable;

     - fluctuations in currency exchange rates;

     - political and economic instability;

     - adverse tax consequences;

     - little or no protection of our intellectual property rights in certain foreign countries;

     - increases in tariffs, duties, price controls or other restrictions on foreign currencies; and

     - trade barriers imposed by foreign countries.

     If we encounter these problems in connection with our current and future expansions internationally, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND OUR INTERNET DOMAIN NAME COULD LEAD TO UNAUTHORIZED USE OF OUR COURSES OR RESTRICT OUR ABILITY TO MARKET OUR COURSES.

     Our success depends on our ability to protect our proprietary rights and technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. Despite our efforts, unauthorized parties may attempt to duplicate or copy our courses or our delivery technology or obtain and use information that we regard as proprietary. The laws of many countries do not protect our proprietary rights to the same extent as the laws of the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we provide our courses and services.

     We have registered the trademark DigitalThink and we own the domain name digitalthink.com. It is possible, however, that third parties could acquire trademarks or domain names that are substantially similar or conceptually similar to our trademarks or domain names. This could decrease the value of our trademarks or domain names and could hurt our business. The regulation of domain names in the United States and in foreign countries could change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. As a result, we may not acquire or maintain exclusive rights to our domain names in the United States or in other countries in which we conduct business.

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

     Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     - A Shareholder Rights Plan that grants existing stockholders additional rights in the event that a single holder acquires greater than 15% of our shares;

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

ITEM 2. PROPERTIES

     We are currently under agreement to lease a total of approximately 139,000 square feet of office space in three locations in San Francisco, California and one location in Alameda, California. Approximately 72,000 square feet of this office space is currently under construction and we will begin paying rent on that space in the second half of the 2002 fiscal year. In addition, we have approximately 8,000 square feet of leased building space in the United Kingdom and approximately 1,200 square feet of leased office space in Chicago, Illinois. These leases expire at varying dates through 2016 and include renewals at our option.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not have any matters submitted to a vote of security holders during the fourth quarter ended March 31, 2001.

                                   MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

Peter J. Goettner....  37     Chief Executive Officer and Chairman of the Board of Directors
Jon C. Madonna.......  57     President
Justin K. Ford.......  44     Vice President, Learning Solutions & Development
Umberto Milletti.....  35     Vice President, Solutions Management
Michael W. Pope......  34     Vice President, Chief Financial Officer

     Peter J. Goettner has served as our Chief Executive Officer and Chairman of our Board of Directors since he co-founded DigitalThink in April 1996 and President from April 1996 until December 2000. From January 1996 to April 1996, Mr. Goettner was developing the business and financing plan for DigitalThink. From November 1993 to December 1995, Mr. Goettner served as Director of Marketing for Knowledge Revolution, a developer of educational and engineering software. Mr. Goettner holds a B.S. in Electrical Engineering from the University of Michigan and a M.B.A. from the Haas School of Business at the University of California at Berkeley.

     Jon C. Madonna has served as our President since December 2000 and a member of our board of directors since January 2000. From December 1998 to December 2000, Mr. Madonna was President and Chief Executive Officer of Carlson Wagonlit Travel, a leading business travel and expense management company. From January 1997 to October 1998, Mr. Madonna was Vice Chairman of The Travelers Group, a financial services and insurance company, and Vice Chairman of Travelers Property and Casualty and Chief Executive Officer of the Personal Lines business. Previously, Mr. Madonna was with KPMG Peat Marwick for 28 years, where he held numerous senior leadership positions, most recently as Chairman and CEO from 1990 to January 1998. Mr. Madonna holds a B.S. from the University of San Francisco.

     Justin K. Ford has served as our Vice President, Learning Strategy and Development since January 2001. From March 2000 to January 2001, Mr. Ford was our General Manager of Learning Solutions. Prior to joining DigitalThink in March 2000, Mr. Ford served as Vice President, Professional Services for the Gartner Institute, an education company, from August 1999. From May 1985 to July 1999, Mr. Ford served in various positions at EDS, a system integration and technical consulting company, most recently as Director, Human Performance Services for EDS' E.solutions division. Mr. Ford holds a Bachelor of Industrial Administration from the General Motors Institute.

     Umberto Milletti is one of our co-founders and has served in various positions and as our Vice President, Solutions Management since April 1996. From March 1993 to March 1996, Mr. Milletti was Director of Product Development at Knowledge Revolution. Mr. Milletti holds a B.S. in Electrical Engineering from Tufts University and a M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

     Michael W. Pope has served as our Vice President, Chief Financial Officer since October 1999. From June 1992 to October 1999, Mr. Pope served in various positions at Dionex Corporation, a manufacturer and marketer of chromatography systems and related products for chemical analysis, most recently as Chief Financial Officer from April 1994 to October 1999. Mr. Pope holds a B.A. in Quantitative Economics from Stanford University and a M.B.A. from the Haas School of Business at the University of California at Berkeley.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     Our Common Stock is traded on the Nasdaq National Market System under the symbol DTHK. The following table sets forth, for the period indicated, the low and high last reported prices per share for our Common Stock as reported by the Nasdaq National Market.

                                                  FISCAL YEAR 2000    FISCAL YEAR 2001
                                                  ----------------    ----------------
                                                   LOW       HIGH      LOW       HIGH
                                                  ------    ------    ------    ------
Quarter ended June 30...........................   n/a       n/a      $15.00    $42.13
Quarter ended September 30......................   n/a       n/a      $28.38    $60.00
Quarter ended December 31.......................   n/a       n/a      $ 9.50    $44.25
Quarter ended March 31..........................  $18.00    $57.00    $ 6.88    $18.38

     As of June 1, 2001 there were 35,186,261 holders of record of DigitalThink Common Stock.

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

                                                         PERIOD FROM
                                                        APRIL 22, 1996               YEAR ENDED MARCH 31,
                                                        (INCEPTION) TO    ------------------------------------------
                                                        MARCH 31, 1997     1998       1999        2000        2001
                                                        --------------    -------    -------    --------    --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Delivered Learning fees.............................     $     5        $   148    $ 1,034    $  4,994    $ 17,978
  Learning Solution services..........................          20             52        813       5,821      20,680
                                                           -------        -------    -------    --------    --------
         Total revenues...............................          25            200      1,847      10,815      38,658
                                                           -------        -------    -------    --------    --------
COSTS AND EXPENSES:
  Cost of Delivered Learning fees.....................          29            363        855       2,409       5,509
  Cost of Learning Solution services..................          11             39        361       3,337      11,211
  Content research and development....................         251            886      1,657       4,082       6,092
  Technology research and development.................         299            665      1,005       3,687      11,791
  Selling and marketing...............................         188          1,400      2,970      11,596      23,105
  General and administrative..........................         157            419        622       2,342       6,046
  Depreciation........................................          10             83        236         915       3,190
  Write-off of in-process research and development....          --             --         --          --       7,118
  Goodwill amortization...............................          --             --         --          --       3,602
  Amortization of warrants............................          --             --         --          --      13,131
  Stock-based compensation(*).........................          --             --         58       3,663       5,432
                                                           -------        -------    -------    --------    --------
         Total costs and expenses.....................         945          3,855      7,764      32,031      96,227
                                                           -------        -------    -------    --------    --------
Loss from operations..................................        (920)        (3,655)    (5,917)    (21,216)    (57,569)
Interest and other income.............................          32            186        166       1,055       5,344
                                                           -------        -------    -------    --------    --------
Net loss..............................................     $  (888)       $(3,469)   $(5,751)   $(20,161)   $(52,225)
                                                           -------        -------    -------    --------    --------
Accretion of redeemable convertible preferred stock...     $   278        $ 1,669    $ 3,518    $  7,593    $     --
                                                           -------        -------    -------    --------    --------
Loss attributable to common shareholders..............     $(1,166)       $(5,138)   $(9,269)   $(27,754)   $(52,225)
                                                           -------        -------    -------    --------    --------
Basic and diluted loss per common share...............     $ (0.29)       $ (1.27)   $ (2.26)   $  (3.87)   $  (1.51)
                                                           -------        -------    -------    --------    --------
Shares used in basic and diluted loss per common
  share...............................................       4,010          4,036      4,095       7,164      34,524
                                                           -------        -------    -------    --------    --------
Pro forma basic and diluted loss per common
  share(1)............................................     $    --        $    --    $ (0.56)   $  (1.09)   $  (1.51)
                                                           =======        =======    =======    ========    ========
Shares used in pro forma basic and diluted net loss
  per common share(2).................................          --             --     16,687      25,412      34,524
                                                           =======        =======    =======    ========    ========

                                                                                   MARCH 31,
                                                             ------------------------------------------------------
                                                              1997       1998        1999        2000        2001
                                                             -------    -------    --------    --------    --------
BALANCE SHEET DATA:
Cash and cash equivalents and marketable securities........  $   680    $ 2,862    $  9,455    $ 96,698    $ 64,038
Working capital............................................      608      2,615       8,353      92,316      58,473
Total assets...............................................      786      3,580      11,330     110,176     111,687
Redeemable convertible preferred stock.....................    1,870      9,329      24,583          --          --
Accumulated deficit........................................   (1,166)    (6,305)    (15,573)    (43,327)    (95,552)
Total stockholders' equity (deficit).......................  $(1,161)   $(6,298)   $(15,505)   $ 97,880    $ 89,127
(*) Stock-based compensation:
    Cost of Delivered Learning fees........................  $    --    $    --    $      3    $    143    $    121
    Cost of Learning Solution services.....................       --         --           4         318         500
    Content research and development.......................       --         --           4          72          76
    Technology research and development....................       --         --          13         473       1,329
    Selling and marketing..................................       --         --          25       1,042       1,391
    General and administrative.............................       --         --           9       1,615       2,015
                                                             -------    -------    --------    --------    --------
         Total.............................................  $    --    $    --    $     58    $  3,663    $  5,432
                                                             =======    =======    ========    ========    ========

---------------
(1) Pro forma basic and diluted loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period and the weighted average number of common shares resulting from the assumed conversion of outstanding shares of redeemable convertible preferred stock.
(2) Shares used in pro forma basic and diluted net loss per common share assumes the conversion of preferred stock into an equivalent number of shares of common stock at time of issuance.

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

OVERVIEW

     We provide online learning courses and services, which we refer to as e-learning solutions. We were founded in April 1996. In fiscal 1997, we invested in both course content development and research and development as we built our course offerings and technology, releasing our first course in the later part of fiscal 1997. Since fiscal 1998, we have made significant investments in content research and development, sales and marketing activities, technology research and development, Web delivery, and customer support. We have also experienced significant headcount increases during this period. We grew from 40 employees on March 31, 1998 to 235 on March 31, 2000 to 441 employees as of March 31, 2001. Our revenues increased from $200,000 in fiscal 1998, to $1.8 million in fiscal 1999, to $10.8 million in fiscal 2000, and to $38.7 million in fiscal 2001.

SOURCES OF REVENUES AND REVENUE RECOGNITION POLICY

     We deliver our e-learning solutions through a catalog of existing courses and through customized content tailored to the specific needs of our customers. We refer to the individuals taking courses as participants. Customized e-learning courses have accounted for, and we expect will continue to account for, a significant portion of our total revenues.

     We generate revenues by delivering courses included in our course catalog as well as delivering our customized e-learning courses to participants. Customers that enter into Delivered Learning contracts provide participants with access to our online courses and tutor support. Additionally, customers are provided with access to learning management systems that allow them to track and monitor participants' performance. Delivered Learning contracts typically allow for a specific number of registered participants, based on a per participant fee. These contracts also typically limit the period of time over which participants can register for and complete an online course. We begin recognizing these Delivered Learning fees when a participant registers for a course. These fees are recognized ratably over the time period a participant has access to the course, which is typically six months. Customers typically pay for the courses in advance of the anticipated timeframe of course registration and do not receive refunds for the unused portion of the available registrations agreed to in the contract. In cases where we allow unlimited access to our courses for a specific period of time, revenue is recognized ratably over the term of the contract.

     We also derive revenues from contracts that require development of tailored e-learning solutions. Typically, these Learning Solution service revenues are generated from performance consulting services, implementation services, course content development, instructional plan design, and release of the course for access by participants and are recognized as earned in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction Production-Type Contracts, as development progresses on the percentage of completion method. We measure the percentage of completion based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in the production of courses or in consulting services.

     Delivered Learning fees and Learning Solution service revenues are each recognized only when collection is probable and there is evidence that we have completed our obligation. If a contract includes both Delivered Learning fees and Learning Solution services, the revenues are apportioned consistent with the value associated with each and the term of the contract. In all cases, these revenues are recognized in accordance with the policies detailed above.

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

     We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next three quarters. We expect that these losses will result in large part from our ongoing emphasis on course development and sales and marketing activities. As of March 31, 2001, we had an accumulated deficit of $95.6 million. In addition, we derive a significant portion of our revenues from a limited number of customers and the percentage of our revenues from any one customer can be material. Sales to our largest customer comprised 10% of our revenues in fiscal 2001. Sales to our largest customer comprised 32% of our revenues in fiscal 2000. In fiscal 1999, no customer accounted for more than 10% of our revenues.

STOCK-BASED COMPENSATION

     Deferred stock compensation represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price at the date of grant. We recorded deferred stock compensation of $390,000 in fiscal 1999 and $11.3 million in fiscal 2000. Deferred stock compensation of $1.6 million was recorded in fiscal 2001 in connection with an acquisition. These amounts are amortized over the four-year vesting period of the options using the multiple option approach. Stock-based compensation expense of $58,000 was recorded during fiscal 1999, $3.7 million was recorded in fiscal 2000 and $5.4 million was recorded in fiscal 2001. See Note 7 of Notes To Consolidated Financial Statements.

NET OPERATING LOSS CARRYFORWARDS

     From inception through March 31, 2001, we incurred net losses for federal and state income tax purposes and have not recognized any income tax provision or benefit. As of March 31, 2001, we had $46.9 million of federal and $45.1 million of state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2012 and 2005 for Federal and state purposes, respectively. Given our limited operating history and losses incurred to date, coupled with difficulty in forecasting future results, a full valuation allowance has been recorded. Furthermore, as a result of changes in our equity ownership from our preferred stock offerings and initial public offering, utilization of net operating losses and tax credits may be subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The degree of any such limitation cannot presently be estimated. To date, we have not performed an evaluation to determine if such a limitation exists, and we may not perform such an evaluation until and unless we are profitable in the future. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 5 of Notes To Consolidated Financial Statements.

ACQUISITION OF ARISTA KNOWLEDGE SYSTEMS

     On July 6, 2000 DigitalThink, Inc. acquired Arista Knowledge Systems, Inc. ("Arista"), a company providing Internet-based learning management systems. DigitalThink issued approximately 746,000 shares of DigitalThink common stock in exchange for outstanding stock, options and warrants of Arista. The total cost of the acquisition, including transaction costs, was approximately $26.3 million. The acquisition was accounted for as a purchase business combination; accordingly the results of operations of Arista have been included with the Company's results of operations since July 6, 2000. Of the purchase price, $7.1 million represented purchased in-process technology that was estimated to be 70% complete in its development at the time of acquisition. The in-process technology represented a turnkey solution for education and knowledge distribution systems that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. The value of intangibles was based upon management's estimates of after tax cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocations to core technology and in-process research and development, were consistent with the contribution of final products; (iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date of the transaction, and only cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group. A discount rate of 28% was used for the in-process technology. Intangible assets acquired will be amortized on a straight-line basis over a period of up to four years.

     Since the date of acquisition, approximately $1 million has been incurred in development costs related to the in-process technology project acquired. The project is scheduled to be completed in stages beginning in the first half of fiscal 2002 and expenses to complete the development are expected to total approximately $500,000.

STRATEGIC ALLIANCE WITH ELECTRONIC DATA SYSTEMS CORPORATION

     On July 11, 2000 the Company entered into an agreement with EDS pursuant to which EDS has been issued two separate performance warrants to purchase shares of DigitalThink common stock. Under the terms of the first warrant, EDS can earn warrants to purchase up to 862,955 shares of DigitalThink common stock exercisable at $29 per share. The warrant is earned when EDS delivers third-party customers from the United States prior to July 31, 2003, which generate a total of $50 million of contractually committed revenue to DigitalThink recognizable by July 31, 2005. The warrants must be exercised by October 31, 2003. This warrant contains a significant disincentive for non-performance. If EDS fails to deliver the full $50 million of contracted, United States revenue by July 31, 2003, EDS has agreed to pay DigitalThink $5 million.

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

     The Company will incur a fixed non-cash charge of $38 million related to this transaction, based on the fair value of the warrants issued. A portion of the warrant vested at the date of the transaction resulting in an immediate charge of $4.9 million. Amortization of the remaining warrant expense will occur over the three years through July 31, 2003, in proportion to the amount of revenue generated under the agreement, or on a straight-line basis, whichever is faster. To date, amortization has been recorded on a straight-line basis.

                        HISTORICAL RESULTS OF OPERATIONS

     The following tables sets forth for the periods indicated the percentage of net revenue represented by certain items in our statement of operations.

                                                              YEAR ENDED MARCH 31,
                                                           --------------------------
                                                            1999      2000      2001
                                                           ------    ------    ------
REVENUES:
  Delivered Learning fees................................    56.0%     46.2%     46.5%
  Learning Solution services.............................    44.0      53.8      53.5
                                                           ------    ------    ------
          Total revenues.................................   100.0%    100.0%    100.0%
                                                           ------    ------    ------
COSTS AND EXPENSES:
  Cost of Delivered Learning fees........................    46.3      22.3      14.3
  Cost of Learning Solution services.....................    19.5      30.9      29.0
  Content research and development.......................    89.7      37.7      15.8
  Technology research and development....................    54.4      34.1      30.5
  Selling and marketing..................................   160.8     107.2      59.8
  General and administrative.............................    33.7      21.7      15.6
  Depreciation...........................................    12.8       8.5       8.3
  Write-off of in-process research and development.......      --        --      18.4
  Goodwill amortization..................................      --        --       9.3
  Amortization of warrants...............................      --        --      34.0
  Stock-based compensation...............................     3.1      33.9      14.1
                                                           ------    ------    ------
          Total costs and expenses.......................   420.3     296.3     249.1
                                                           ------    ------    ------
Loss from operations.....................................  (320.3)   (196.3)   (149.1)
Interest and other income................................     9.0       9.8      13.8
Net loss.................................................  (311.3)%  (186.5)%  (135.3)%

COMPARISON OF FISCAL 2000 AND FISCAL 2001

  Revenues

     Revenues increased from $10.8 million in fiscal 2000 to $38.7 million for fiscal 2001. In fiscal 2001, Delivered Learning fees represented 47% of revenues and Learning Solution services represented 53% of revenues. This is compared to fiscal 2000, during which Delivered Learning fees represented 46% of revenues and Learning Solution services represented 54% of revenues.

  Delivered Learning Fees

     Delivered Learning fees increased from $5.0 million in fiscal 2000 to $18.0 million in fiscal 2001 as the number of customers increased from 231 to 366, and overall course registration increased. In addition, we also increased the number of catalog courses we offered from 232 to 257 and the number of custom courses from 132 to 222. We expect that the number of courses and customers will continue to increase as our content development projects progress.

  Learning Solution Services

     Learning Solution service revenues increased from $5.8 million in fiscal 2000 to $20.7 million in fiscal 2001 as the number of projects and dollar size of projects increased. We expect that both Delivered Learning fees and Learning Solutions services revenue will continue to account for a similarly significant proportion of our total revenues in the near term.

     We market our products primarily through our direct sales force in the United States. We also market our products through indirect channels including resellers, consulting firms, customers, co-developers, and Internet portals. Internationally, we opened our European operations headquartered in London in May 2000 and have begun developing relationships with third-party integrators and resellers. To date, our international revenues have been less than 5% of total revenue.

COSTS AND EXPENSES

  Cost of Delivered Learning Fees

     Cost of Delivered Learning fees include personnel related costs, maintenance and facility costs required to operate our Web site and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees increased from $2.4 million in fiscal 2000 to $5.5 million in fiscal 2001. This increase was attributable to increased personnel and equipment related expenses required for a greater number of courses and an increased number of participants. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants. Headcount, which excludes third-party tutors related to cost of Delivered Learning fees, increased from 19 employees at March 31, 2000 to 36 employees at March 31, 2001.

  Cost of Learning Solution Services

     Cost of Learning Solution services consists primarily of personnel related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services increased from $3.3 million in fiscal 2000 to $11.2 million in fiscal 2001, due primarily to the need for additional headcount to meet demand for the development of custom courses. Headcount increased from 64 employees at March 31, 2000 to 116 at March 31, 2001.

  Content Research and Development

     Content research and development expenses represent costs to develop catalog courses, including personnel related costs, content acquisition costs and content editing. Content research and development expenses increased from $4.1 million in fiscal 2000 to $6.1 million in fiscal 2001. This increase was due to higher content acquisition fees related to the purchase of additional content and the hiring of additional personnel primarily engaged in catalog course development. Headcount in content research and development increased from 36 employees at March 31, 2000 to 57 employees at March 31, 2001. Management believes that continued investment in content development and content acquisition is essential to expand our business. As a result, we expect these expenses to increase substantially in future periods.

     Content research and development expenses are expensed as incurred, except for costs related to localizing a course to a specific country. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 86, under which we are required to capitalize software development costs after technological feasibility has been established. In fiscal 2001, approximately $160,000 in localization costs have been capitalized related to translating courses in different languages. We expect to complete the project in the first half of fiscal 2002 at an additional cost of $150,000 to $300,000, which we will capitalize.

  Technology Research and Development

     Technology research and development expenses consist primarily of personnel related costs in connection with product development efforts of underlying technology. Technology research and development expenses increased from $3.7 million in fiscal 2000 to $11.8 million in fiscal 2001. This increase was due to the hiring of additional technology research and development employees and the acquisition of Arista. Headcount increased from 39 employees at March 31, 2000 to 73 employees at March 31, 2001. Management believes that continued investment in technology research and development is essential to our future success and expects these expenses to increase in future periods.

     Software development costs are accounted for in accordance with the FASB Statement No. 86, under which we are required to capitalize software development costs after technological feasibility has been established. In fiscal 2001, approximately $4.9 million in development costs have been capitalized related to a new delivery platform, where technological feasibility has been reached. We expect to complete the project in the first half of fiscal 2002 at an additional cost of approximately $1 million to $2 million, which we will capitalize.

  Selling and Marketing

     Selling and marketing expenses consist primarily of personnel related costs, commissions, advertising and other promotional expenses, royalties paid to authors, and travel and entertainment expenses. Selling and marketing expenses increased from $11.6 million in fiscal 2000 to $23.1 million in fiscal 2001. This increase reflects the costs associated with the hiring of additional personnel and increased promotional activities. Headcount in sales and marketing increased from 57 at March 31, 2000 to 116 employees at March 31, 2001. We expect selling and marketing expenses will continue to increase as we continue to expand our sales and marketing efforts, establish additional sales territories and increase our promotional activities.

  General and Administrative

     General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. General and administrative expenses increased from $2.3 million in fiscal 2000 to $6.0 million in fiscal 2001. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to professional services. Headcount increased from 20 employees at March 31, 2000 to 43 employees at March 31, 2001. Management expects general and administrative expenses to modestly increase in the future as we expand our staff and incur additional costs to support the expected growth of our business.

  Goodwill Amortization

     Goodwill amortization totaled $3.6 million in fiscal 2001 associated with the acquisition of Arista. No goodwill amortization was recorded in fiscal 2000.

  Amortization of Warrants

     The Company recorded amortization in fiscal 2001 of $13.1 million in connection with the strategic alliance with EDS and the two separate performance warrants to purchase shares of the Company's common stock. No amortization was recorded in fiscal 2000.

  Stock-Based Compensation

     Stock-based compensation expense totaled $3.7 million in fiscal 2000 and $5.4 million in fiscal 2001.

  Net Loss

     The net loss increased from $20.2 million in fiscal 2000 to $52.2 million in fiscal 2001.

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

COSTS AND EXPENSES

  Cost of Delivered Learning Fees

     Cost of Delivered Learning fees include personnel related costs, maintenance and facility costs required to operate our Web site and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees increased from $855,000 in fiscal 1999 to $2.4 million in fiscal 2000. This increase was attributable to increased personnel and equipment related expenses required for a greater number of courses and an increased number of participants. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants. Headcount increased from eight employees at March 31, 1999 to 19 employees at March 31, 2000.

  Cost of Learning Solution Services

     Cost of Learning Solution services consists primarily of personnel related costs to develop custom and tailored courses for specific customers. Cost of Learning Solution services increased from $361,000 in fiscal 1999 to $3.3 million in fiscal 2000, due to the need for additional headcount to develop custom courses. Headcount increased from 12 employees at March 31, 1999 to 64 at March 31, 2000.

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

  Stock-Based Compensation

     Stock-based compensation expense totaled $58,000 in fiscal 1999 and $3.7 million in fiscal 2000.

  Net Loss

     The net loss increased from $5.8 million in fiscal 1999 to $20.2 million in fiscal 2000.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly consolidated statement of operations data for each of the eight most recent quarters. In our opinion, this information has been prepared on the same basis as the audited financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation in accordance with generally accepted accounting principles. This information should be read in conjunction with our annual consolidated financial statements and the related notes appearing elsewhere in this report. Our operating results for any three-month period are not necessarily indicative of results for any future period.

                                   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                     1999         1999            1999         2000        2000         2000            2000
                                   --------   -------------   ------------   ---------   --------   -------------   ------------
REVENUES:
  Delivered Learning fees........  $   458       $   992        $ 1,606       $ 1,938    $ 2,395      $  3,322        $  5,460
  Learning Solution services.....      716         1,144          1,572         2,389      3,867         5,438           5,327
                                   -------       -------        -------       -------    -------      --------        --------
        Total revenues...........    1,174         2,136          3,178         4,327      6,262         8,760          10,787
                                   -------       -------        -------       -------    -------      --------        --------
COSTS AND EXPENSES:
  Cost of Delivered Learning
    fees.........................      318           486            651           954      1,012         1,331           1,521
  Cost of Learning Solution
    services.....................      374           614            832         1,517      2,281         2,932           2,981
  Content research and
    development..................      616           883          1,276         1,307      2,820         1,125           1,062
  Technology research and
    development..................      443           922          1,000         1,322      2,142         2,778           3,435
  Selling and marketing..........    1,351         2,065          3,802         4,378      3,921         5,736           6,585
  General and administrative.....      288           486            745           823      1,174         1,498           1,558
  Depreciation...................      108           143            274           390        562           771             922
  Write-off of in-process
    research and development.....       --            --             --            --         --         7,118              --
  Goodwill amortization..........       --            --             --            --         --         1,201           1,201
  Amortization of warrants.......       --            --             --            --         --         7,629           2,751
  Stock-based compensation.......      143           479          1,474         1,567      1,549         1,656           1,182
                                   -------       -------        -------       -------    -------      --------        --------
        Total costs and
          expenses...............    3,641         6,078         10,054        12,258     15,461        33,775          23,198
                                   -------       -------        -------       -------    -------      --------        --------
Interest and other income........       92            68            189           706      1,549         1,434           1,317
                                   -------       -------        -------       -------    -------      --------        --------
Net loss.........................  $(2,375)      $(3,874)       $(6,687)      $(7,225)   $(7,650)     $(23,581)       $(11,094)
                                   =======       =======        =======       =======    =======      ========        ========

                                   MARCH 31,
                                     2001
                                   ---------
REVENUES:
  Delivered Learning fees........   $ 6,801
  Learning Solution services.....     6,048
                                    -------
        Total revenues...........    12,849
                                    -------
COSTS AND EXPENSES:
  Cost of Delivered Learning
    fees.........................     1,645
  Cost of Learning Solution
    services.....................     3,017
  Content research and
    development..................     1,085
  Technology research and
    development..................     3,436
  Selling and marketing..........     6,863
  General and administrative.....     1,816
  Depreciation...................       935
  Write-off of in-process
    research and development.....        --
  Goodwill amortization..........     1,200
  Amortization of warrants.......     2,751
  Stock-based compensation.......     1,045
                                    -------
        Total costs and
          expenses...............    23,793
                                    -------
Interest and other income........     1,044
                                    -------
Net loss.........................   $(9,900)
                                    =======

LIQUIDITY AND CAPITAL RESOURCES

     Through February 25, 2000, we historically satisfied our cash requirements primarily through private placements of equity securities, raising since inception a total of $45.1 million. On February 25, 2000, we completed our initial public offering and concurrent private placements raising a total of $78.7 million, net of expenses. See Note 7 of Notes to Consolidated Financial Statements. As of March 31, 2001, we had cash and cash equivalents of $30.5 million compared to $54.9 million on March 31, 2000. In addition on March 31, 2001 we had investments in marketable securities of $33.5 million, compared to $41.8 million on March 31, 2000.

     Net cash used in operating activities totaled $4.6 million for fiscal 1999, $10.5 million for fiscal 2000, and $20.2 million for fiscal 2001. Cash used in operating activities resulted from net operating losses in each of the periods and changes in operating assets and liabilities. To date, we have met our operating expense requirements primarily from the proceeds of our equity offerings. Deferred revenue increased from $7.0 million at March 31, 2000 to $11.5 million at March 31, 2001. Deferred revenue results from customer prepayments of Delivered Learning fees and Learning Solutions services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met.

     Net cash used in investing activities totaled $544,000 in fiscal 1999, $49.4 million in fiscal 2000, and $5.8 million in fiscal 2001. The uses resulted from the purchase of marketable securities and the acquisition of capital assets, including hardware for our Web site, computer and office equipment, and platform development costs, offset by proceeds from sales of marketable securities.

     Cash provided by financing activities totaled $11.7 million in fiscal 1999, $105.3 million in fiscal 2000, and $1.7 million in fiscal 2001. The sources in fiscal 1999 were the proceeds received from the issuance of preferred stock. The sources in fiscal 2000 was attributable to both the issuance of preferred stock in November 1999 and our initial public offering and private placement in February 2000. The sources in fiscal 2001 were the proceeds received from issuance of common stock through the exercise of options and the employee stock purchase plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999 the SEC published Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. SAB 101 was effective for the Company in the fourth quarter of fiscal 2001. The Company's adoption of SAB 101 did not have a material impact on our financial position or results of operations.

     In March 2000, Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 44 ("FIN 44"). FIN 44 clarifies (a) the definition of employee for purposes of applying Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of these provisions did not have a material impact on our financial position or results of operations.

     In March 2000, the Emerging Issues Task Force (EITF), published their consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred during the development of Web site applications and infrastructure, involving developing software to operate the Web site, including graphics that affect the "look and feel" of the Web page and all costs relating to software used to operate a Web site should be accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB

Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". EITF Issue No. 00-2 was effective for the Company on July 1, 2000. The adoption of EITF Issue No. 00-2 did not have a material impact on our financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal year 2002. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position or results of operations.

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

INTEREST RATE RISK

     As of March 31, 2001, we had cash and cash equivalents of $30.5 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally the Company had marketable securities, classified as available for sale, with maturities greater than three months totaling $33.5 million. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase or decrease in market interest rates of 10% from the market rates in effect at March 31, 2001 would cause the fair value of these investments to change by an immaterial amount. Declines in interest rates over time will result in lower interest income.

FOREIGN CURRENCY AND EXCHANGE RATE RISK

     Almost all of our revenues recognized to date have been denominated in U.S. dollars and are primarily from the United States. However, an increasing portion of our future revenue may be derived from international customers. Revenues from these customers may be denominated in the local currency of the applicable countries. As a result, our operating results could become subject to significant foreign currency fluctuations based upon changes in exchange rates in relation to the U.S. dollar.

     Furthermore, as we engage in business outside the United States, changes in exchange rates relative to the U.S. dollar could make us less competitive in international markets. Although we will continue to monitor our foreign currency exposure, and may use financial instruments to limit this exposure, there can be no assurance that exchange rate fluctuations will not have a materially negative impact on our business.

EQUITY PRICE RISK

     We do not own any equity investments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   31
Consolidated Balance Sheets at March 31, 2000 and 2001......   32
Consolidated Statements of Operations for the years ended
  March 31, 1999, 2000 and 2001.............................   33
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended March 31, 1999, 2000 and 2001.........   34
Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 2000 and 2001.............................   35
Notes to Consolidated Financial Statements..................   36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
DigitalThink, Inc.

     We have audited the accompanying consolidated balance sheets of DigitalThink, Inc. as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DigitalThink, Inc. at March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE LLP

San Jose, California
April 20, 2001

                               DIGITALTHINK, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                AS OF MARCH 31,
                                                              --------------------
                                                                2000        2001
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 54,854    $ 30,512
  Marketable securities.....................................    41,844      33,526
  Restricted cash...........................................     1,800       3,833
  Accounts receivable, net of allowance for doubtful
     accounts of $205 and $247, respectively................     5,322       9,027
  Prepaid expenses and other current assets.................       792       4,118
                                                              --------    --------
          Total current assets..............................   104,612      81,016
Property and equipment, net.................................     5,564      15,061
                                                              --------    --------
Goodwill and other intangible assets........................        --      15,610
                                                              --------    --------
          Total assets......................................  $110,176    $111,687
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,243    $  4,471
  Accrued liabilities.......................................     3,018       6,524
  Deferred revenues.........................................     7,035      11,548
                                                              --------    --------
          Total current liabilities.........................    12,296      22,543
Long-term liabilities.......................................        --          17
Commitments and contingencies (Note 11)
Stockholders' equity:
  Common stock -- $0.001 per share value; 100,000 shares
     authorized; issued and outstanding 33,788 in 2000 and
     34,999 in 2001.........................................   149,160     187,583
Deferred stock compensation.................................    (7,953)     (3,099)
Stockholders' notes receivable..............................        --          (9)
Accumulated other comprehensive income......................        --         204
Accumulated deficit.........................................   (43,327)    (95,552)
                                                              --------    --------
          Total stockholders' equity........................    97,880      89,127
                                                              --------    --------
          Total liabilities and stockholders' equity........  $110,176    $111,687
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                               DIGITALTHINK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                               1999        2000        2001
                                                              -------    --------    --------
REVENUES:
  Delivered Learning fees...................................  $ 1,034    $  4,994    $ 17,978
  Learning Solution services................................      813       5,821      20,680
                                                              -------    --------    --------
          Total revenues....................................    1,847      10,815      38,658
                                                              -------    --------    --------
COSTS AND EXPENSES:
  Cost of Delivered Learning fees...........................      855       2,409       5,509
  Cost of Learning Solution services........................      361       3,337      11,211
  Content research and development..........................    1,657       4,082       6,092
  Technology research and development.......................    1,005       3,687      11,791
  Selling and marketing.....................................    2,970      11,596      23,105
  General and administrative................................      622       2,342       6,046
  Depreciation..............................................      236         915       3,190
  Write-off of in-process research and development..........       --          --       7,118
  Goodwill amortization.....................................       --          --       3,602
  Amortization of warrants..................................       --          --      13,131
  Stock-based compensation*.................................       58       3,663       5,432
                                                              -------    --------    --------
          Total costs and expenses..........................    7,764      32,031      96,227
                                                              -------    --------    --------
Loss from operations........................................   (5,917)    (21,216)    (57,569)
Interest and other income...................................      166       1,055       5,344
                                                              -------    --------    --------
Net loss....................................................  $(5,751)   $(20,161)   $(52,225)
                                                              =======    ========    ========
Accretion of redeemable convertible preferred stock.........  $ 3,518    $  7,593    $     --
                                                              -------    --------    --------
Loss attributable to common stockholders....................  $(9,269)   $(27,754)   $(52,225)
                                                              -------    --------    --------
Basic and diluted loss per common share.....................  $ (2.26)   $  (3.87)   $  (1.51)
                                                              -------    --------    --------
Shares used in basic and diluted loss per common share......    4,095       7,164      34,524
                                                              -------    --------    --------
Pro forma basic and diluted loss per common share...........  $ (0.56)   $  (1.09)   $  (1.51)
                                                              -------    --------    --------
Shares used in pro forma basic and diluted net loss per
  common share..............................................   16,687      25,412      34,524
                                                              =======    ========    ========
(*) Stock-based compensation:
     Cost of Delivered Learning fees........................  $     3    $    143    $    121
     Cost of Learning Solution services.....................        4         318         500
     Content research and development.......................        4          72          76
     Technology research and development....................       13         473       1,329
     Selling and marketing..................................       25       1,042       1,391
     General and administrative.............................        9       1,615       2,015
                                                              -------    --------    --------
          Total.............................................  $    58    $  3,663    $  5,432
                                                              =======    ========    ========

          See accompanying notes to consolidated financial statements.

                               DIGITALTHINK, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED MARCH 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                     COMMON STOCK                                              OTHER
                                   -----------------   DEFERRED STOCK    STOCKHOLDERS'     COMPREHENSIVE   ACCUMULATED
                                   SHARES    AMOUNT     COMPENSATION    NOTES RECEIVABLE      INCOME         DEFICIT      TOTAL
                                   ------   --------   --------------   ----------------   -------------   -----------   --------
Balances, March 31, 1998.........   4,057   $      6      $     --            $--              $ --         $ (6,304)    $ (6,298)
Components of comprehensive
  income:
  Net loss.......................      --         --            --             --                --           (5,751)      (5,751)
                                                                                                                         --------
         Total comprehensive
           income................                                                                                          (5,751)
                                                                                                                         --------
  Exercise of stock options......      74          4            --             --                --               --            4
  Accretion for redemption value
    on Series A, B and C
    preferred stock..............      --         --            --             --                --           (3,518)      (3,518)
  Deferred stock compensation....      --        390          (390)            --                --               --           --
  Amortization of deferred stock
    compensation.................      --         --            58             --                --               --           58
                                   ------   --------      --------            ---              ----         --------     --------
Balances, March 31, 1999.........   4,131        400          (332)            --                --          (15,573)     (15,505)
Components of comprehensive
  income:
  Net loss.......................      --         --            --             --                --          (20,161)     (20,161)
                                                                                                                         --------
         Total comprehensive
           income................                                                                                         (20,161)
                                                                                                                         --------
  Exercise of stock options......     707        506            --             --                --               --          506
  Accretion for redemption value
    on Series A, B, C and D
    preferred stock..............      --         --            --             --                --           (7,593)      (7,593)
  Conversion of preferred stock
    to common stock..............  22,815     58,242            --             --                --               --       58,242
  Common stock issued for cash in
    initial public offering and
    concurrent private placement,
    net of issuance costs........   6,135     78,728            --             --                --               --       78,728
  Deferred stock compensation....      --     11,284       (11,284)            --                --               --           --
  Amortization of deferred stock
    compensation.................      --         --         3,663             --                --               --        3,663
                                   ------   --------      --------            ---              ----         --------     --------
Balances, March 31, 2000.........  33,788    149,160        (7,953)            --                --          (43,327)      97,880
Components of comprehensive
  income:
  Net loss.......................      --         --            --             --                --          (52,225)     (52,225)
  Change in unrealized gain on
    available-for-sale
    investments..................      --         --            --             --               177               --          177
  Translation adjustment.........      --         --            --             --                27               --           27
                                                                                                                         --------
         Total comprehensive
           income................                                                                                         (52,021)
                                                                                                                         --------
  Exercise of stock options......     525        480            --             --                --               --          480
  Employee stock purchase plan...     100      1,187            --             --                --               --        1,187
  Stockholders' notes
    receivable...................      --         --            --             (9)               --               --           (9)
  Forfeited and unvested
    options......................      --       (974)          974             --                --               --           --
  Amortization of deferred stock
    compensation.................      --         --         5,432             --                --               --        5,432
  Amortization of warrants.......      --     13,131            --             --                --               --       13,131
  Issuance of common stock and
    assumption of stock options
    in connection with
    acquisition..................     586     24,599        (1,552)            --                --               --       23,047
                                   ------   --------      --------            ---              ----         --------     --------
Balances, March 31, 2001.........  34,999   $187,583      $ (3,099)           $(9)             $204         $(95,552)    $ 89,127
                                   ======   ========      ========            ===              ====         ========     ========

          See accompanying notes to consolidated financial statements.

                               DIGITALTHINK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                               1999        2000        2001
                                                              -------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(5,751)   $(20,161)   $(52,225)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation...........................................      236         915       3,190
     Amortization of deferred stock compensation............       58       3,663       5,432
     Amortization of warrants...............................       --          --      13,131
     Amortization of goodwill...............................       --          --       3,602
     Write-off of in-process research and development.......       --          --       7,118
     Changes in assets and liabilities:
       Restricted cash......................................       --          --      (2,033)
       Accounts receivable..................................     (865)     (4,207)     (3,705)
       Prepaid expenses and other current assets............       17        (758)     (1,705)
       Accounts payable.....................................      296       1,868       1,868
       Accrued liabilities..................................      485       2,307         679
       Deferred revenues....................................      921       5,869       4,456
                                                              -------    --------    --------
          Net cash used in operating activities.............   (4,603)    (10,504)    (20,192)
                                                              -------    --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (549)     (5,781)    (12,404)
  Net cash paid in acquisition..............................       --          --      (1,732)
  Purchases of marketable securities........................       --     (43,644)    (52,799)
  Proceeds from maturities of marketable securities.........       --          --      61,117
  Other assets..............................................        5          27          --
                                                              -------    --------    --------
          Net cash used in investing activities.............     (544)    (49,398)     (5,818)
                                                              -------    --------    --------
Cash flows from financing activities:
  Proceeds from sale of preferred stock.....................   11,736      26,067          --
  Proceeds from sale of common stock........................        4      79,234       1,668
                                                              -------    --------    --------
          Net cash provided by financing activities.........   11,740     105,301       1,668
                                                              -------    --------    --------
Net increase(decrease) in cash and cash equivalents.........    6,593      45,399     (24,342)
Cash and cash equivalents, beginning of year................    2,862       9,455      54,854
                                                              -------    --------    --------
Cash and cash equivalents, end of year......................  $ 9,455    $ 54,854    $ 30,512
                                                              =======    ========    ========
Supplemental disclosure of noncash financing activities:
  Unrealized gain on marketable securities..................  $    --    $     --    $    177

          See accompanying notes to consolidated financial statements.

                               DIGITALTHINK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     DigitalThink, Inc. (the "Company"), was incorporated in California on April 22, 1996 to provide Web-based training courses and training delivery technology. The Company completed the development of its delivery technology and initial content, and began substantial sales and marketing efforts in fiscal year 1998. In November 1999, the Company reincorporated in Delaware.

  Principles of Consolidation

     The consolidated financial statements include the accounts of DigitalThink Inc., and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

  Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

  Marketable Securities

     At March 31, 2001 all short-term marketable securities were due in one year or less and consisted of the following:

                                                      GROSS               GROSS         ESTIMATED
                                        COST     UNREALIZED GAINS   UNREALIZED LOSSES   FAIR VALUE
                                       -------   ----------------   -----------------   ----------
Short-Term Investments
  Commercial paper...................  $18,015         $ 47                $ --          $18,062
  Government agencies................   15,334          130                  --           15,464
                                       -------         ----                ----          -------
                                       $33,349         $177                $ --          $33,526
                                       =======         ====                ====          =======

     At March 31, 2000, short-term marketable securities consisted entirely of corporate bonds ($29.5 million), and long-term marketable securities consisted entirely of U.S. government agencies ($12.3 million). The Company classifies these investments as available for sale. Unrealized gains or losses, if material, are included in a separate component of stockholders' equity. Realized gains and losses are computed based on the specific determination method and were not material during any of the periods presented.

  Restricted Cash

     Restricted cash relates to deposits held as collateral relating to operating leases and for letters of credit.

  Concentration of Credit Risk

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short term investments and accounts receivable. The Company invests its

                               DIGITALTHINK, INC.

excess cash in deposits with major banks, in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings. No losses have been experienced on such investments.

     Accounts receivable are unsecured, and the Company is at risk to the extent that such amounts become uncollectible. The Company closely monitors its outstanding receivable balances on an on-going basis. At March 31, 2000, two accounts represented 20% and 19% of gross accounts receivable, respectively. At March 31, 2001, one account represented 21% of gross accounts receivable, although less than 30 days outstanding.

     In fiscal 1999, no customer accounted for more than 10% of total revenues. In fiscal 2000, one customer accounted for 32% of total revenues. In fiscal 2001, one customer accounted for 10% of total revenues.

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

  Goodwill

     Goodwill is recorded when the consideration paid for acquisitions exceeds the estimated fair value of identifiable net tangible and intangible assets acquired. Goodwill and other acquisition-related intangibles are amortized on a straight-line basis up to four years. Goodwill and other acquisition-related intangibles are reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment has been indicated to date.

  Revenue Recognition

     Delivered learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six months. Delivered Learning fees are recognized ratably over this access period. Revenues for Learning Solution services (custom course development or consulting services) are recognized as earned in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. The percentage of completion is based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses or in consulting services. Deferred revenues represent customer prepayments for both Delivered Learning fees and Learning Solution services.

  Content research and development

     Expenses are charged to operations as incurred. Such expenses include course development personnel related costs. Course development expenses and subject matter expert payments to course authors are expensed as incurred as the recoverability of such costs against future revenues is uncertain.

                               DIGITALTHINK, INC.

  Technology research and development

     Expenses are charged to operations as incurred. Such expenses include Web site development costs. Web site development costs which meet the capitalization criteria of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use are capitalized and amortized over the useful economic life.

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

  Translation of Foreign Currency

     The Company's foreign operations are measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and results of operations are translated at average rates for the year.

  Pro Forma Net Loss per Common Share

     Pro forma basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period and the weighted average number of common shares resulting from the assumed conversion of outstanding shares of redeemable convertible preferred stock.

  Recently Issued Accounting Standards

     In December 1999 the SEC published Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. SAB 101 was effective for the Company in the fourth quarter of fiscal 2001. The Company's adoption of SAB 101 did not have a material impact on our financial position or results of operations.

     In March 2000, Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 44 ("FIN 44"). FIN 44 clarifies (a) the definition of employee for purposes of applying Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, (b) the criteria for

                               DIGITALTHINK, INC.

determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of these provisions did not have a material impact on our financial position or results of operations.

     In March 2000, the Emerging Issues Task Force (EITF), published their consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred during the development of Web site applications and infrastructure, involving developing software to operate the Web site, including graphics that affect the "look and feel" of the Web page and all costs relating to software used to operate a Web site should be accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". EITF Issue No. 00-2 was effective for the Company on July 1, 2000. The adoption of EITF Issue No. 00-2 did not have a material impact on our financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal year 2002. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position or results of operations

  Comprehensive Income

     The Company is required to report comprehensive income in the financial statements, in addition to net income. For the Company, the primary differences between net income and comprehensive income are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale.

  Reclassification

     Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.

 2. BUSINESS COMBINATION

     On July 6, 2000 DigitalThink, Inc. acquired Arista Knowledge Systems, Inc. ("Arista"), a company providing Internet-based learning management systems. DigitalThink issued approximately 746,000 shares of DigitalThink common stock in exchange for outstanding stock, options and warrants of Arista. The total cost of the acquisition, including transaction costs, was approximately $26.3 million. The acquisition was accounted for as a purchase business combination; accordingly the results of operations of Arista have been included with the Company's results of operations since July 6, 2000. The purchase price paid for the Arista acquisition was allocated based on the estimated fair values of the net assets acquired as follows (in thousands):

In-process research and development.........................  $ 7,118
Acquired technology, workforce intangible and goodwill......   19,212
Intrinsic value of unvested Arista options assumed..........    1,552
Tangible assets acquired....................................    1,718
Liabilities assumed.........................................   (3,269)
                                                              -------
Net assets acquired.........................................  $26,331
                                                              =======

                               DIGITALTHINK, INC.

     The consideration given in the acquisition of Arista was as follows:

DigitalThink common stock...................................  $20,523
Stock options assumed.......................................    3,976
Net cash paid...............................................    1,732
Transaction costs...........................................      100
                                                              -------
          Total purchase price..............................  $26,331
                                                              =======

     Of the purchase price, $7.1 million represents purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. The value assigned to purchased in-process technology was based on a valuation prepared by an independent third-party appraiser. Intangible assets acquired will be amortized on a straight-line basis over a period of four years.

     The following unaudited pro forma results of operations for the years ended March 31, 2000 and 2001 give effect to the acquisition as if it had occurred at the beginning of fiscal 2000. The pro forma results of operations exclude the $7.1 million of nonrecurring charges that were recorded in conjunction with the acquisition (in thousands):

                                                           YEARS ENDED MARCH 31,
                                                           ----------------------
                                                             2000         2001
                                                           ---------    ---------
Net sales................................................   $10,832      $38,658
Loss from operations.....................................   $26,189      $62,061
Net loss.................................................   $25,406      $58,353
Basic and diluted loss per share.........................   $  3.55      $  1.69

 3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                               MARCH 31,
                                                           ------------------
                                                            2000       2001
                                                           -------    -------
Furniture and fixtures...................................  $    63    $   671
Computer hardware and software...........................    5,093     11,587
Leasehold improvements...................................    1,643      2,473
Assets in progress.......................................       --      4,879
Accumulated depreciation.................................   (1,235)    (4,549)
                                                           -------    -------
Property and equipment, net..............................  $ 5,564    $15,061
                                                           =======    =======

 4. ACCRUED LIABILITIES (IN THOUSANDS):

                                                                MARCH 31,
                                                             ----------------
                                                              2000      2001
                                                             ------    ------
Payroll and related expenses...............................  $1,243    $2,865
Royalties..................................................     273       203
Deferred rent..............................................     436       531
Other......................................................   1,066     2,925
                                                             ------    ------
          Total accrued liabilities........................  $3,018    $6,524
                                                             ======    ======

                               DIGITALTHINK, INC.

 5. INCOME TAXES:

     No income taxes were provided for any of the periods presented due to the Company's net losses. Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                              MARCH 31,
                                                         --------------------
                                                           2000        2001
                                                         --------    --------
Deferred tax assets:
  Accruals and reserves................................  $    294    $    617
  Amortization of warrants.............................        --       5,230
  Net operating losses and tax credits carried
     forward...........................................    11,220      19,189
  Basis difference in fixed assets.....................        --         400
                                                         --------    --------
          Total gross deferred tax asset before
            valuation allowance........................    11,514      25,436
Valuation allowance....................................   (11,426)    (25,436)
                                                         --------    --------
                                                               88          --
Deferred tax liabilities -- basis difference in fixed
  assets...............................................       (88)         --
                                                         --------    --------
Net deferred tax asset.................................  $     --    $     --
                                                         ========    ========

     At March 31, 2001, the Company had available federal and California state net operating loss carryforwards of approximately $46.9 million and $45.1 million, respectively, to offset future taxable income. These net operating loss carryforwards begin to expire in 2012 and 2005 for federal and state purposes, respectively. The Company also has federal and California state research and development credit carryforwards of $326,000 and $291,000, respectively. At March 31, 2000 and 2001, the net deferred tax assets have been fully reserved due to the uncertainty surrounding the realization of such benefits.

     Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income which can be offset by net operating loss ("NOL") carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these "change in ownership" provisions, utilization of the NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

     At March 31, 2001, the Company's wholly owned foreign subsidiary in the United Kingdom had a foreign net operation loss carryforward of approximately $1.3 million to offset future foreign taxable income. A valuation allowance has been placed against the net deferred tax assets to reduce their value to zero.

 6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

                               DIGITALTHINK, INC.

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

 7. STOCKHOLDERS' EQUITY (DEFICIT)

  Initial Public Offering

     On March 1, 2000, the Company closed its initial public offering of 5,060,000 shares, resulting in net proceeds of $64.7 million to the Company.

  Private Placement

     In February 2000, concurrent with its initial public offering, the Company completed a private placement of 1,075,269 shares, resulting in proceeds of $14.0 million to the Company.

  Stock Option Plan

     The Company's stock option plans provide for grants of incentive or nonstatutory stock options to officers, employees, directors and consultants. Options vest over four years and expire over terms up to ten years. One of the Company's stock option plans provides for annual increases in the number of shares available for issuance equal to the lesser of 2 million shares, 5% of the outstanding shares on the date of the annual increase, or a lesser amount as may be determined by the board of directors.

     The Company had 72,673 shares available for future grant at March 31, 2001.

                               DIGITALTHINK, INC.

     A summary of the activity under the Company's stock option plans is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                          NUMBER      EXERCISE
                                                        OF SHARES      PRICE
                                                        ----------    --------
Balances, March 31, 1998..............................     990,133     $ 0.07
Granted (weighted average fair value of $0.03)........   1,461,250       0.29
Canceled..............................................    (192,486)      0.09
Exercised.............................................     (73,848)      0.06
                                                        ----------
Balances, March 31, 1999 (397,626 shares exercisable
  at a weighted average exercise price of $0.074 per
  share)..............................................   2,185,049       0.23
Granted (weighted average fair value of $3.69)........   3,709,550       4.18
Canceled..............................................    (307,874)      0.68
Exercised.............................................    (707,461)      0.71
                                                        ----------
Balances, March 31, 2000 (487,576 shares exercisable
  at a weighted average exercise price of $4.18 per
  share)..............................................   4,879,264       3.13
Granted (weighted average fair value of $17.12).......   4,627,554      17.12
Options assumed in acquisition........................     159,704      17.44
Canceled..............................................  (1,012,929)     15.77
Exercised.............................................    (524,698)      0.90
                                                        ----------     ------
Balances, March 31, 2001..............................   8,128,895     $ 9.89
                                                        ==========     ======

     The following table summarizes information as of March 31, 2001 concerning options outstanding:

                             OPTIONS OUTSTANDING                 VESTED OPTIONS
                  -----------------------------------------   --------------------
                                WEIGHTED AVERAGE   WEIGHTED               WEIGHTED
                                   REMAINING       AVERAGE                AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL LIFE   EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES   OUTSTANDING       (YEARS)         PRICE      VESTED      PRICE
---------------   -----------   ----------------   --------   ---------   --------
$ 0.05 - $ 0.25      871,996          7.10          $ 0.13      517,110    $ 0.12
  0.50 -   1.50    1,939,529          8.39            1.22      525,343      1.31
  4.50 -   7.75    1,342,687          9.91            7.64       16,707      4.50
  8.00 -  11.00    2,494,175          9.40           10.01      300,851      8.98
 11.19 -  34.25      907,649          9.31           21.87       42,375     16.60
 34.63 -  53.00      572,859          9.36           40.34        5,050     38.86
                   ---------          ----          ------    ---------    ------
          Total    8,128,895          8.99          $ 9.89    1,407,436    $ 3.14
                   =========          ====          ======    =========    ======

  Additional Stock Plan Information

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. Until the date of the initial public offering the Company's calculations were made using the minimum value pricing method. The following weighted average assumptions were

                               DIGITALTHINK, INC.

used: expected life, 2.7 years in fiscal 1999, 2.5 years in fiscal 2000 and 3 years in fiscal 2001; average risk-free interest rate, 5% in fiscal 1999, 6% in fiscal 2000 and 5.3% in fiscal 2001. The Company's calculations include volatility of 100% in the period following the public offering through March 31, 2000 and 115% in fiscal 2001 and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

     If the computed values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, loss attributable to common stockholders and basic and diluted loss per share on a pro forma basis (as compared to such items as reported) would have been:

                                                   YEARS ENDED MARCH 31,
                                              -------------------------------
                                               1999        2000        2001
                                              -------    --------    --------
Net loss (in thousands):
  As reported...............................  $(5,751)   $(20,161)   $(52,225)
  Pro forma.................................  $(5,757)   $(20,407)   $(53,411)
Basic and diluted net loss per share:
  As reported...............................  $ (2.26)   $  (3.87)   $  (1.51)
  Pro forma.................................  $ (2.26)   $  (3.91)   $  (1.55)

  Stock-Based Compensation

     During fiscal 1999, the Company issued 966,500 common stock options at a weighted average price of $0.39 per share, which were at prices less than the fair value of its common stock. The weighted average fair value of the common stock was $0.79 per share. Accordingly, the Company recorded $390,000 as the value of such stock options in 1999. Stock-based compensation of $58,000 was amortized to expense in fiscal 1999.

     During fiscal 2000, the Company issued 3,709,550 common stock options at a weighted average price of $4.18 per share, which was less than the deemed weighted average fair value of $7.22 per share. Accordingly, the Company recorded $11,284,000 as the value of such options. Stock-based compensation of $3,663,000 was amortized to expense in the year ended March 31, 2000.

     During fiscal 2001, the Company assumed 159,704 unvested common stock options at a weighted average price of $17.44 per share, which was less than the fair value of $35 per share, related to the Arista acquisition. Accordingly, the Company recorded $1.6 million as the value of such options. Stock-based compensation of $5.4 million was amortized to expense in the year ended March 31, 2001. In addition, the Company recorded a $974,000 decrease in deferred stock compensation in fiscal 2001 due to unvested options of terminated employees. At March 31, 2001, the Company had $3.1 million in deferred stock compensation related to options, which will be amortized to expense through fiscal 2005.

 8. NET LOSS PER SHARE

     For fiscal 1999, 2000 and 2001, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                  YEARS ENDED MARCH 31,
                                           ------------------------------------
                                              1999         2000         2001
                                           ----------    ---------    ---------
Redeemable convertible preferred stock...  18,734,973           --           --
Stock options............................   2,185,049    4,879,264    8,128,895
                                           ----------    ---------    ---------
          Total..........................  20,920,022    4,879,264    8,128,895
                                           ==========    =========    =========

                               DIGITALTHINK, INC.

 9. RELATED PARTY TRANSACTIONS:

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

     During fiscal 2001, the Company generated revenues of approximately $4.0 million, $3.0 million, $831,000, $827,000, and $199,000 from 5 customers who are investors in the Company. Additionally, the Company generated revenues of $2.5 million from one customer of which one of the Company's directors is an executive officer. Receivables at fiscal year-end relating to these six customers totaled $752,000.

10. EMPLOYEE BENEFIT PLANS

  401(k) Plan

     The Company has a 401(k) retirement plan (the Plan) that covers substantially all employees of the Company. The Plan provides for voluntary salary reduction contributions of up to 20% of eligible participants' annual compensation. The Company has not provided matching contributions for any of the periods presented.

  Employee Stock Purchase Plan

     The Company has a Qualified Employee Stock Purchase Plan (ESPP) under which 200,000 shares of common stock were originally reserved for issuance. The ESPP allows for annual increases equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 400,000 shares, or such lesser amount as may be determined by the board. Under the ESPP, eligible employees may purchase shares of the Company's common stock through payroll deductions of up to 10% of the participant's compensation.

     Under this plan, eligible employees may purchase shares of the Company's common stock at 85% of fair market value at specific, predetermined dates. In fiscal 2001, approximately 100,000 shares were purchased at an average price of $11.87. At March 31, 2001, approximately 100,000 shares were available for purchase under the ESPP.

11. LEASE COMMITMENTS

     The Company leases its principal office facilities under operating leases. As of March 31, 2001, future minimum payments under facilities operating leases are as follows (in thousands):

                    FISCAL YEAR ENDING
                         MARCH 31,
                    ------------------
2002.......................................................  $ 5,228
2003.......................................................    6,297
2004.......................................................    5,975
2005.......................................................    6,101
2006.......................................................    6,185
Thereafter.................................................   30,750
                                                             -------
          Total............................................  $60,536
                                                             =======

     Rent expense under operating leases was $142,000, $978,000 and $2,730,000 for the years ended March 31, 1999, 2000 and 2001, respectively.

                               DIGITALTHINK, INC.

12. STRATEGIC ALLIANCE WITH ELECTRONIC DATA SYSTEMS CORPORATION

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

     The Company will incur a fixed non-cash charge of $38 million related to this transaction, based on the fair value of the warrants issued. A portion of the warrant vested at the date of the transaction resulting in an immediate charge of $4.9 million. Amortization of the remaining warrant expense will occur over the three years through July 31, 2003, in proportion to the amount of revenue generated under the agreement, or on a straight-line basis, whichever is faster. To date, amortization has been recorded on a straight-line basis.

                                 *  *  *  *  *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" contained in DigitalThink's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of our last fiscal year in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by Section 16(a) is incorporated by reference form the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Consolidated Financial Statements

     The following Consolidated Financial Statements of DigitalThink, Inc. and Report of Deloitte & Touche LLP, have been filed as part of this Form 10-K. See Index to Consolidated Financial Statements under Item 8, above:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    Independent Auditors' Report

    Consolidated Balance Sheets at March 31, 2000 and 2001

    Consolidated Statements of Operations for the years ended
      March 31, 1999, 2000 and 2001

    Consolidated Statement of Stockholders' Equity (Deficit) for the years ended March 31, 1999, 2000 and 2001

    Consolidated Statements of Cash Flows for the years ended
      March 31, 1999, 2000 and 2001

    Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

     Refer to schedule of valuation and qualifying accounts.

(a)3. Exhibits

     Refer to (C) below.

(b) Reports on Form 8-K

     The Company filed an 8-K on July 21, 2000, amended on September 15, 2000, describing the Arista acquisition.

(c) Exhibits

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------

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

( 7/8)10.14 2000 NSO Stock Plan

  21.1    DigitalThink subsidiaries

  23.1    Consent of Deloitte & Touche LLP

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

( 7/8) Incorporated by reference to exhibit 4.1 filed with our Registration Statement on Form S-8 (File No. 333-56770).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITALTHINK, INC.
                                          (Registrant)

June 7, 2001                              By:     /s/ PETER J. GOETTNER
                                            ------------------------------------
                                                     Peter J. Goettner
                                                  Chief Executive Officer,
                                                 and Chairman of the Board

June 7, 2001                              By:      /s/ MICHAEL W. POPE
                                            ------------------------------------
                                                      Michael W. Pope
                                                     Vice President and
                                                  Chief Financial Officer

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

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----
             By: /s/ PETER J. GOETTNER               Chief Executive Officer and Chairman  June 7, 2001
  ----------------------------------------------      of the Board (Principal Executive
                 Peter J. Goettner                                 Officer)

              By: /s/ JON C. MADONNA                              President                June 7, 2001
  ----------------------------------------------
                  Jon C. Madonna

              By: /s/ MICHAEL W. POPE                 Vice President and Chief Financial   June 7, 2001
  ----------------------------------------------       Officer (Principal Financial and
                  Michael W. Pope                            Accounting Officer)

             By: /s/ E. FOLLET CARTER                              Director                June 7, 2001
  ----------------------------------------------
                 E. Follet Carter

             By: /s/ STEVE L. ESKENAZI                             Director                June 7, 2001
  ----------------------------------------------
                 Steve L. Eskenazi

            By: /s/ SAMUEL D. KINGSLAND                            Director                June 7, 2001
  ----------------------------------------------
                Samuel D. Kingsland

           By: /s/ WILLIAM H. LANE, III                            Director                June 7, 2001
  ----------------------------------------------
               William H. Lane, III

            By: /s/ RODERICK C. MCGEARY                            Director                June 7, 2001
  ----------------------------------------------
                Roderick C. McGeary

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT    CHARGES TO                  BALANCE AT
                                                 BEGINNING     COSTS AND                     END OF
                                                 OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
                                                 ----------    ----------    ----------    ----------
Year ended March 31, 1999:
  Allowance for doubtful accounts..............   $ 10,000      $ 72,000     $  (7,000)     $ 75,000
Year ended March 31, 2000:
  Allowance for doubtful accounts..............   $ 75,000      $170,000     $ (40,000)     $205,000
Year ended March 31, 2001:
  Allowance for doubtful accounts..............   $205,000      $170,000     $(128,000)     $247,000

                                  EXHIBIT LIST

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------

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

( 7/8)10.14 2000 NSO Stock Plan

  21.1    DigitalThink subsidiaries

  23.1    Consent of Deloitte & Touche LLP

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

( 7/8) Incorporated by reference to exhibit 4.1 filed with our Registration Statement on Form S-8 (File No. 333-56770).