Form 10-Q
period 2001-06-30
DIGITALTHINK INC
filed 2001-08-08
CIK 1100514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28687

DIGITALTHINK, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	94-3244366 (IRS EMPLOYER IDENTIFICATION NUMBER)

1098 HARRISON STREET, SAN FRANCISCO, CALIFORNIA, 94103
(Address of principal executive offices)

(415) 625-4000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 1, 2001, Registrant had outstanding 35,326,303 Common Stock, $0.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets – June 30, 2001 and March 31, 2001

Condensed Consolidated Statements of Operations — three months ended June 30, 2001 and June 30, 2000

Condensed Consolidated Statements of Cash Flows – three months ended June 30, 2001 and June 30, 2000

Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Factors Affecting Future Results

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II: OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 2.	Changes in Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Matters

ITEM 6.	Exhibits and Reports on Form 8-K

Signatures

DIGITALTHINK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30,	March 31,
	2001	2001

ASSETS

Current assets:

Cash and equivalents	$34,576	$30,512

Marketable securities	22,388	33,526

Restricted cash	3,923	3,833

Accounts receivable, net of allowance for doubtful accounts of $273 and $205, respectively	9,416	9,027

Prepaid expenses and other current assets	3,794	4,118

Total current assets	74,097	81,016

Property & equipment, net	17,445	15,061

Goodwill and other intangible assets	14,409	15,610

Total assets	$105,951	$111,687

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$6,501	$4,471

Accrued liabilities	5,166	6,524

Deferred revenue	9,406	11,548

Total current liabilities	21,073	22,543

Long-term liabilities	17	17

Stockholders’ equity:

Common stock – $0.001 per share value; shares authorized: 100,000; shares issued and outstanding:

35,143 at June 30, 2001 and 34,999 at March 31, 2001	191,031	187,583

Deferred stock compensation	(2,166)	(3,099)

Stockholders’ notes receivable	(9)	(9)

Accumulated other comprehensive income	119	204

Accumulated deficit	(104,114)	(95,552)

Total stockholders’ equity	84,861	89,127

Total liabilities and stockholders’ equity	$105,951	$111,687

See accompanying notes to the condensed consolidated financial statements.

DIGITALTHINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,

	2001	2000

Revenues:

Delivered Learning fees	$7,778	$2,395

Learning Solution services	7,232	3,867

Total revenues	15,010	6,262

Costs and expenses:

Cost of Delivered Learning fees	1,795	1,012

Cost of Learning Solution services	3,363	2,281

Content research and development	1,382	2,820

Technology research and development	3,246	2,142

Selling and marketing	7,210	3,921

General and administrative	1,758	1,174

Depreciation	1,067	562

Amortization of goodwill	1,201	—

Amortization of warrants	2,751	—

Stock-based compensation *	628	1,549

Total costs and expenses	24,401	15,461

Loss from operations	(9,391)	(9,199)

Interest and other income	829	1,549

Net loss	$(8,562)	$(7,650)

Basic and diluted loss per common share	$(0.24)	$(0.23)

Shares used in basic and diluted loss per common share	35,062	33,867

(*) Stock-based compensation:

Cost of Delivered Learning fees	$10	$41

Cost of Learning Solution services	55	159

Content research and development	13	25

Technology research and development	207	243

Selling and marketing	109	429

General and administrative	234	652

Total	$628	$1,549

See accompanying notes to the condensed consolidated financial statements.

DIGITALTHINK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(8,562)	$(7,650)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,067	562

Amortization of deferred stock compensation	628	1,549

Amortization of warrants	2,751	—

Amortization of goodwill	1,201	—

Changes in assets and liabilities:

Restricted cash	(90)	—

Accounts receivable	(389)	(1,970)

Other current assets	324	(809)

Deferred revenue	(2,142)	3,870

Other current liabilities	587	2,248

Net cash used in operating activities	(4,625)	(2,200)

Cash flows from investing activities:

Purchases of property and equipment	(3,451)	(2,597)

Purchases of marketable securities	(8,850)	(33,345)

Proceeds from maturities of marketable securities	19,988	10,500

Net cash provided by (used in) investing activities	7,687	(25,442)

Cash flows from financing activities:

Proceeds from sale of common stock	1,002	90

Net cash provided by financing activities	1,002	90

Net increase (decrease) in cash and cash equivalents	4,064	(27,552)

Cash and equivalents, beginning of the period	30,512	54,854

Cash and equivalents, end of period	$34,576	$27,302

See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

DigitalThink, Inc. (the “Company”), was incorporated in California on April 22, 1996 to provide Web-based training courses and training delivery technology.

The condensed consolidated financial statements included herein have been prepared by DigitalThink, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures which are made are adequate to make the information presented not misleading. It is suggested that this document be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002.

2.	Net Loss Per Share

The following table sets forth the computation of net loss per share:

	Three Months Ended
	June 30,

	2001	2000

Net loss	$(8,562)	$(7,650)

Weighted average common shares outstanding used in computing basic and diluted loss per share	35,062	33,867

Basic and diluted net loss per share	$(0.24)	$(0.23)

Basic net loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share excludes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, as the effect of such conversions in loss periods would be anti-dilutive.

3.	Revenue Recognition

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

4.	Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities— Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending June 30, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning March 31, 2003. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of $10.8 million at the date of adoption and annual amortization of $4.8 million that resulted from business combinations completed prior to the adoption of SFAS 141. Any goodwill acquired subsequent to June 30, 2001 will not be amortized.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Factors Affecting Future Results”.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

Revenues increased from $6.3 million in the three months ended June 30, 2000 to $15.0 million in the three months ended June 30, 2001. For the three months ended June 30, 2001, Delivered Learning fees represented 52% of revenues and Learning Solution services represented 48% of revenues. This is compared to the three months ended June 30, 2000, during which Delivered Learning fees represented 38% of revenues and Learning Solution services represented 62% of revenues.

Delivered Learning Fees

Delivered Learning fees increased from $2.4 million in the three months ended June 30, 2000 to $7.8 million in the three months ended June 30, 2001 as the number of customers increased from approximately 271 to 390 and the number of courses increased from 240 to 540. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution Services

Learning Solution services revenue increased from $3.9 million in the three months ended June 30, 2000 to $7.2 million in the three months ended June 30, 2001 as the number of courses under development and the dollar size of the contracts increased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

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

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel related costs, maintenance and facility costs required to operate our Web site and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees increased from $1.0 million in the three months ended June 30, 2000 to $1.8 million in the three months ended June 30, 2001. This increase was attributable to increased personnel and equipment related expenses required for a greater number of courses and an increased number of participants. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants. Headcount related to cost of Delivered Learning fees, increased from 24 at June 30, 2000 to 42 at June 30, 2001.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services increased from $2.3 million in the three months ended June 30, 2000 to $3.4 million in the three months ended June 30, 2001. This increase was primarily attributable to the need for additional headcount to meet demand for the development of custom courses. Headcount related to cost of Learning Solution services increased from 76 employees at June 30, 2000 to 122 employees at June 30, 2001.

Content Research and Development

Content research and development expenses represent costs to develop catalog courses, including personnel related costs, content acquisition costs, royalties paid to authors and content editing. Content research and development expenses decreased from $2.8 million in the three months ended June 30, 2000 to $1.4 million in the three months ended June 30, 2001. This decrease was due to lower content acquisition fees paid offset by additional personnel costs. Headcount in content research and development increased from 36 employees at June 30, 2000 to 55 employees at June 30, 2001. Management believes that continued investment in content development and content acquisition is essential to expand our business.

Technology Research and Development

Technology research and development expenses consist primarily of personnel related costs in connection with product development efforts of underlying technology. Technology research and development expenses increased from $2.1 million in the three months ended June 30, 2000 to $3.2 million in the three months ended June 30, 2001 This increase was primarily attributable to the hiring of engineers. Headcount increased from 46 employees at June 30, 2000 to 64 employees at June 30, 2001. Management believes that continued investment in technology research and development is essential to our future success and expects these expenses to increase in future periods.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel related costs, commissions, advertising and other promotional expenses, and travel and entertainment expenses. Selling and marketing expenses increased from $3.9 million in the three months ended June 30, 2000 to $7.2 million in the three months ended June 30, 2001. This increase reflects the costs associated with the hiring of additional personnel, support of our partner programs, increased promotional activities, and establishment of foreign operations. Headcount in selling and marketing increased from 63 at June 30, 2000 to 105 at June 30, 2001. We expect selling and marketing expenses will continue to increase as we continue to expand our selling and marketing efforts, establish additional sales territories and increase our promotional activities.

General and Administrative

General and administrative expenses consist primarily of personnel related costs, occupancy costs, insurance related costs, and professional services fees. General and administrative expenses increased from $1.2 million in the three months ended June 30, 2000 to $1.8 million in the three months ended June 30, 2001. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to insurance and professional services. Headcount increased from 25 employees at June 30, 2000 to 39 employees at June 30, 2001. Management expects general and administrative expenses will continue to increase in the future as we expand our staff and incur additional costs to support the targeted growth of our business.

Amortization of Goodwill

Expenses related to the amortization of goodwill totaled $1.2 million in the three months ended June 30, 2001. This goodwill relates to the purchase of Arista in July 2000 in a purchase business combination.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $2.8 million in the three months ended June 30, 2001. The Company expects to incur additional fixed non-cash charges of $22 million through July 2003 related to this transaction.

Stock-Based Compensation

Stock-based compensation expense decreased from $1.5 million in the three months ended June 30, 2000 to $628,000 in the three months ended June 30, 2001.

Net Loss

The net loss increased from $7.7 million in the three months ended June 30, 2000 to $8.6 million in the three months ended June 30, 2001.

Liquidity and Capital Resources

Net cash used in operating activities totaled $4.6 million for the three months ended June 30, 2001 and $2.2 million for the comparable prior year period. Cash used in operating activities for the current period resulted from net operating losses and increases in accounts receivable and decreases in deferred revenue, offset in part by increases in current liabilities and decreases in other current assets. Deferred revenue decreased from $11.5 million at March 31, 2001 to $9.4 million at June 30, 2001. Deferred revenue results from customer advance billings and prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met. Accrued liabilities have decreased from $6.5 million at March 31, 2001 to $5.2 million on June 30, 2001. This decrease is due to receiving invoices previously accrued.

Net cash provided by investing activities totaled $7.7 million in the three months ended June 30, 2001 and net cash used in investing activities totaled $25.4 million for the comparable prior year period. The change resulted from the acquisition of capital assets, including hardware for our Website, and computer and office related equipment and the purchase and sale of marketable securities.

Cash provided by financing activities totaled $1 million in the three months ended June 30, 2001 and $90,000 in the three months ended June 30, 2000. The amount reflects proceeds from the exercise of stock options and stock purchases in the employee stock purchase program.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities— Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending June 30, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning March 31, 2003. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of $10.8 million at the date of adoption and annual amortization of $4.8 million that resulted from business combinations completed prior to the adoption of SFAS 141. Any goodwill acquired subsequent to June 30, 2001 will not be amortized.

Special Note Regarding Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements.” Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “expects”, “should”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “potential”, or “continue”, and any other words of similar meaning.

Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth, EBITDA growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can’t be reduced; the acquisition of businesses or the launch of new lines of business, which could increase operating expense and dilute operating margins; the inability to attract new customers; increased competition, which could lead to negative pressure on the Company’s pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with the Company’s initiatives to standardize its technology platforms or the failure of the Company to successfully complete that initiatives; and to the general risks associated with the Company’s businesses.

The following additional factors could also impact our financial results and cause our forward-looking statements to be inaccurate:

Accounting rules regarding the accounting for goodwill have recently been changed by the Financial Accounting Standards Board (“FASB”). The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board (“APB”) Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. When these statements are adopted by the Company, our goodwill amortization charges would cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. As these statements have just been issued, it is difficult to predict whether our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. When power reserves for California become low, the state has on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may temporarily be unable to operate. Any such interruption in our ability to continue operations could damage our reputation, harm our ability to retain existing customers and to obtain new customers and could result in lost revenue, any of which could substantially harm our business and results of operations. In addition, the shortages in wholesale electricity supplies have caused power prices to increase significantly in California. If wholesale prices continue to increase, our operating expenses will likely increase.

Any shortfall in revenue or earnings compared to analysts’ or investors’ expectations could cause, an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

FACTORS AFFECTING FUTURE RESULTS

You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

Our limited operating history and the new and emerging e-learning market makes it difficult to evaluate our business and future prospects.

We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In the first fiscal quarter of 2002, we had revenues of $15.0 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, and the uncertainty regarding the acceptance of e-learning, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

We have a history of losses and a large accumulated deficit of $104.1 million at June 30, 2001. We expect future losses over the next three quarters and we may not achieve profitability within the timeframes public stockholders anticipate.

     We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next three quarters. Our accumulated deficit as of June 30, 2001 was $104.1 million. We have never achieved a profitable quarter and we expect to continue to incur quarterly losses as we expand our operations, invest in our technology, fund the development of new content and support our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure, add additional features to our product and hire additional staff. We also plan to invest heavily to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses.

     We currently expect our total costs, including non-cash expenses, to be at least $75.0 million in fiscal 2002. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a timeframe expected by public market analysts or investors, the market price of our common stock will probably decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access from our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 48% of our total revenues for the quarter ended June 30, 2001. Our ability to recognize revenues from custom-tailored courses depends upon our customers providing us with subject matter experts and content to be incorporated into the courses as well as our completion of production and obtaining customer acceptance at each stage of development. Accordingly, if customers do not provide us with the subject matter experts or content in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

     The market for e-learning solutions is new and rapidly evolving. A number of factors could impact the acceptance of our e-learning solutions, including:

•	historic reliance on traditional education methods;

•	limited allocation of our customers’ and prospective customers’ education budgets to e-learning; and

•	ineffective use of online learning solutions.

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

     The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months. In some cases the cycle has extended for close to two years. Because we rely on large sales for a substantial portion of our revenues, these long sales cycles can adversely effect our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include the time periods required for:

•	our education of potential customers about the benefits of our e-learning solutions;

•	our potential customers’ assessment of the value of online solutions compared to traditional educational solutions;

•	our potential customers’ evaluation of competitive online solutions; and

•	our potential customers’ internal budget and approval processes.

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

The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. In recent months e-learning has received more attention and numerous new companies have entered the market. As a result, customers and potential customers have more choices. This challenges us to distinguish our offerings. If we fail to adapt to changes and the increased competition in our industry, we may lose existing customers or fail to gain new customers. No single competitor accounts for a dominant market share, yet competition is intense. We compete primarily with:

•	third-party suppliers of instructor-led education and learning;

•	internal education departments; and

•	other suppliers of technology-based learning solutions.

     Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our end-to-end solution by comparison with point solutions offered by other e-learning companies. These companies may include click2learn.com, Docent, IBM, NETg, Saba and SmartForce. We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. Larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

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

     To be competitive, we must develop and introduce on a timely basis new course offerings, which meet the needs of companies seeking to use our e-learning solutions. The quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses by incorporating subject matter expertise provided by our customers and third party content developers into an e-learning delivery platform. The quality of our courses depends on receiving content and cooperation from our customers, subject matter experts provided by our customers, and third-party content developers. If we do not receive materials from these sources in a timely manner, we may not be able to develop or deliver specialized courses to our customers in the expected time frame. Even if we do receive necessary materials from third parties, our employees and consultants must complete their work in a timely manner or we will not meet customer expectations. In the past, we have experienced delays in obtaining access to our customers’ experts, which has contributed to a longer development cycle and inefficient allocation of our resources. Any prolonged delays, even when caused by our customers, can result in failure to satisfy a customer’s demands and damage our reputation.

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

     Our recent rapid growth and future anticipated growth has placed and is likely to continue to place a considerable strain on our managerial resources. We have grown from 33 employees on January 1, 1998 to 427 employees on June 30, 2001. We plan to continue to expand our sales and marketing, administration, content and technology development and tutoring organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls as well as our reporting systems and procedures. We will also need to expand, train and manage our expanding work force. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base. Should this occur, our reputation and competitive position could be seriously damaged.

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

     Our facilities in the State of California, including our corporate headquarters and our Exodus facility, are currently subject to electrical blackouts as a consequence of a shortage of available power. In the event these blackouts continue to increase in severity, they could disrupt the operations of our affected facilities and our business could be seriously harmed. In addition, prices for electricity have risen dramatically, and are likely to continue be high, relative to prior quarters, in the foreseeable future. Such price changes will increase our operating costs, which could adversely impact our financial results.

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

     This international expansion will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing courses internationally. We currently have approximately 15 employees located outside of the United States, with approximately another 55 employees if the India transaction is closed as expected in the second quarter of fiscal 2002. We could become subject to additional risks as we expand internationally, including:

•	difficulties in staffing and managing international operations;

•	inability to develop content localized for international jurisdictions;

•	protectionist laws and business practices that favor local competition;

•	multiple, conflicting and changing governmental laws and regulations;

•	slower adoption of e-learning solutions;

•	different learning styles;

•	longer sales and payment cycles;

•	difficulties in collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	political and economic instability;

•	adverse tax consequences;

•	little or no protection of our intellectual property rights in certain foreign countries;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies; and

•	trade barriers imposed by foreign countries.

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

     We may from time to time encounter disputes over rights and obligations concerning intellectual property. We obtain the content for many of our courses from our customers and it is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we generally seek indemnification from our customers to protect us from these types of claims, we may not be fully protected from extensive damage claims or claims for injunctive relief. Our customers may assert that some of the courses we develop for our general catalog or under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters would require us to incur substantial costs and divert management’s attention and resources. We cannot predict the effect of a failure to prevail in any litigation of this kind.

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

     Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	A Shareholder Rights Plan that grants existing stockholders additional rights in the event that a single holder acquires greater than 15% of our shares;

•	a classified board of directors, in which our board is divided into three classes with three year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

•	a provision which prohibits our stockholders from acting by written consent without a meeting;

•	a provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and

•	a provision which requires advance notice of items of business to be brought before stockholders meetings.

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

Interest rate risk

     As of June 30, 2001, we had cash and cash equivalents of $34.6 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally, the Company had marketable securities, classified as available for sale, with maturities greater than three months totaling $22.4 million. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase in market interest rates of 10% from the market rates in effect at June 30, 2001 would cause the fair value of the these investments to decrease by an immaterial amount. Declines in interest rates over time will result in lower interest income.

Foreign Currency and Exchange Rate Risk

     Almost all of our revenues recognized to date have been denominated in U.S. dollars and are primarily from the U.S. However, an increasing portion of our costs and future revenue may be derived from international operations and customers. Revenues from these customers may be denominated in the local currency of the applicable countries. As a result, our operating results could become subject to significant foreign currency fluctuations based upon changes in exchange rates in relation the U.S. dollar.

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

DIGITALTHINK, INC. (Registrant)

Date: August 7, 2001	/s/ Jon C. Madonna Jon C. Madonna President & Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2001	/s/ Michael W. Pope Michael W. Pope Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)