Form 10-Q
period 2001-09-30
DIGITALTHINK INC
filed 2001-11-14
CIK 1100514

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                               September 30, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2001, Registrant had outstanding 40,153,889 Common Stock, $0.001 par value.


================================================================================

                                TABLE OF CONTENTS



                          PART I: FINANCIAL INFORMATION

ITEM 1.         Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets - September 30, 2001 and
                March 31, 2001

                Condensed Consolidated Statements of Operations - three months ended September 30, 2001 and September 30, 2000 and year to date
                September 30, 2001 and September 30, 2000

                Condensed Consolidated Statements of Cash Flows - six months ended September 30, 2001 and September 30, 2000

                Notes to Condensed Consolidated Financial Statements

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

ITEM 5.         Other Matters

ITEM 6.         Exhibits and Reports on Form 8-K

                Signatures

                               DIGITALTHINK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               SEPTEMBER 30,     MARCH 31,
                                                                    2001            2001
                                                               -------------     ---------
ASSETS
Current assets:
  Cash and equivalents                                           $  32,576       $  30,512
  Marketable securities                                             14,203          33,526
  Restricted cash                                                    4,195           3,833
  Accounts receivable, net of allowance for doubtful
    accounts of $688 and $205, respectively                          8,187           9,027
  Prepaid expenses and other current assets                          2,999           4,118
                                                                 ---------       ---------
       Total current assets                                         62,160          81,016
                                                                 ---------       ---------
Property and equipment, net                                         14,702          15,061
Goodwill and other intangible assets                                89,508          15,610
                                                                 ---------       ---------
       Total assets                                              $ 166,370       $ 111,687
                                                                 =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   5,719       $   4,471
  Accrued liabilities                                                9,168           6,524
  Notes payable                                                      2,499              --
  Deferred revenue                                                   6,271          11,548
                                                                 ---------       ---------
       Total current liabilities                                    23,657          22,543
                                                                 ---------       ---------
Long-term liabilities                                                  451              17
Stockholders' equity:
  Common stock - $0.001 per share value; shares
  authorized: 100,000; shares issued and outstanding:
  40,113 at September 30, 2001 and 34,999 at March 31, 2001        261,613         187,583
Deferred stock compensation                                         (1,528)         (3,099)
Stockholders' notes receivable                                          (9)             (9)
Accumulated other comprehensive income                                 161             204
Accumulated deficit                                               (117,975)        (95,552)
                                                                 ---------       ---------
       Total stockholders' equity                                  142,262          89,127
                                                                 ---------       ---------
       Total liabilities and stockholders' equity                $ 166,370       $ 111,687
                                                                 =========       =========


   See accompanying notes to the condensed consolidated financial statements.

                               DIGITALTHINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                            THREE MONTHS ENDED         YEAR TO DATE
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                           --------------------    --------------------
                                             2001        2000        2001        2000
                                           --------    --------    --------    --------
Revenues:
  Delivered Learning fees                  $  8,239    $  3,322    $ 16,017    $  5,717
  Learning Solution services                  7,045       5,438      14,277       9,305
                                           --------    --------    --------    --------
      Total revenues                         15,284       8,760      30,294      15,022

Costs and expenses:
   Cost of Delivered Learning fees            1,775       1,331       3,570       2,343
   Cost of Learning Solution services         3,375       2,932       6,738       5,213
   Content research and development           1,919       1,125       3,301       3,945
   Technology research and development        3,153       2,778       6,399       4,920
   Selling and marketing                      5,390       5,736      12,600       9,657
   General and administrative                 1,790       1,498       3,548       2,672
   Depreciation                               1,443         771       2,510       1,333
   Write-off of in-process research and
      Development                                --       7,118          --       7,118
   Acquisition and other related charges      5,792          --       5,792          --
   Amortization of goodwill and other
      Intangibles                             1,794       1,201       2,995       1,201
   Amortization of warrants                   2,751       7,629       5,502       7,629
   Stock-based compensation*                    541       1,656       1,169       3,205
                                           --------    --------    --------    --------
       Total costs and expenses              29,723      33,775      54,124      49,236
                                           --------    --------    --------    --------

Loss from operations                        (14,439)    (25,015)    (23,830)    (34,214)
Interest and other income                       578       1,434       1,407       2,983
                                           --------    --------    --------    --------
Net loss                                   $(13,861)   $(23,581)   $(22,423)   $(31,231)
                                           ========    ========    ========    ========

Basic and diluted loss per common share    $  (0.37)   $  (0.68)   $  (0.62)   $  (0.91)
                                           ========    ========    ========    ========

Shares used in basic and diluted  loss
  per common share                           37,048      34,542      36,055      34,204

(*) Stock-based compensation:
    Cost of Delivered Learning fees        $      7    $     34    $     17    $     75
    Cost of Learning Solution services           45         151         100         310
    Content research and development             12          22          25          47
    Technology research and development         170         408         377         651
    Selling and marketing                        88         378         197         807
    General and administrative                  219         663         453       1,315
                                           --------    --------    --------    --------
        Total                              $    541    $  1,656    $  1,169    $  3,205
                                           ========    ========    ========    ========


   See accompanying notes to the condensed consolidated financial statements.

                               DIGITALTHINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------
Cash flows from operating activities:
   Net loss                                                     $(22,423)     $(31,231)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation                                                  2,510         1,333
     Amortization of deferred stock compensation                   1,169         3,205
     Amortization of warrants                                      5,502         7,629
     Amortization of goodwill and other intangibles                2,995         1,201
     Write-off of in-process research and development                 --         7,118
     Acquisition and other related charges                         5,328            --
     Changes in assets and liabilities:
       Restricted cash                                              (362)          (17)
       Accounts receivable                                         1,671        (5,564)
       Other current assets                                          872        (1,035)
       Other current liabilities                                  (1,912)        1,177
       Deferred revenue                                           (7,066)        7,337
       Long term liabilities                                           1            17
                                                                --------      --------
        Net cash used in operating activities                    (11,715)       (8,830)
                                                                --------      --------

Cash flows from investing activities:
  Purchases of property and equipment                             (6,686)       (4,761)
  Net cash paid in acquisition                                      (493)       (2,626)
  Proceeds received from stockholder                                  --           500
  Purchases of marketable securities                             (12,859)      (39,425)
  Proceeds from maturities of marketable securities               32,182        32,150
                                                                --------      --------
        Net cash provided by (used in) investing activities       12,144       (14,162)
                                                                --------      --------

Cash flows from financing activities:
  Proceeds from sale of common stock                               1,635           176
                                                                --------      --------
        Net cash provided by financing activities                  1,635           176
                                                                --------      --------

Net increase (decrease) in cash and cash equivalents               2,064       (22,816)
Cash and equivalents, beginning of the period                     30,512        54,854
                                                                --------      --------
Cash and equivalents, end of period                             $ 32,576      $ 32,038
                                                                ========      ========


   See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

   DigitalThink, Inc. (the "Company"), was incorporated in California on April 22, 1996 to provide Web-based training courses and training delivery technology.

   The condensed consolidated financial statements included herein have been prepared by DigitalThink, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures which are made are adequate to make the information presented not misleading. It is suggested that this document be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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


2. Net Loss Per Share

   The following table sets forth the computation of net loss per share:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                  ----------------------      ----------------------
                                                    2001          2000          2001          2000
                                                  --------      --------      --------      --------
   Net loss ....................................  $(13,861)     $(23,581)     $(22,423)     $(31,231)
                                                  ========      ========      ========      ========
   Weighted average common shares outstanding
     used in computing basic and diluted
     loss per share ............................    37,048        34,542        36,055        34,204
                                                  ========      ========      ========      ========
   Basic and diluted net loss per share ........  $  (0.37)     $  (0.68)     $  (0.62)     $  (0.91)
                                                  ========      ========      ========      ========

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

4. Recent Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending June 30, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the financial statements.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning April 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with an expected net carrying value of $10.8 million at the date of adoption and annual amortization of $4.8 million that resulted from business combinations completed prior to the adoption of SFAS No. 141. Any goodwill acquired subsequent to June 30, 2001 will not be amortized.

5. Acquisition of LearningByte International, Inc.

   Effective August 28, 2001, the Company acquired LearningByte International, Inc. ("LBI"), a provider of custom e-learning courseware, in exchange for an agreement to issue approximately 4.7 million shares of DigitalThink common stock and assume approximately 500,000 warrants outstanding, for a total purchase price of approximately $68.1 million, including transaction costs, as follow:

               Stock issued to LBI stockholders                    $ 63,767
               Warrants assumed at fair value                         3,528
               Transaction costs                                        800
                                                                   --------
               Total purchase price                                $ 68,095

   The acquisition of LBI was accounted for by the purchase method. LBI's results of operations have been included in the Company's results of operations since the effective date of the acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company obtained an independent appraisal of the fair value of the acquired tangible and identified intangible assets, and their remaining useful lives. The allocation of the purchase price is based on preliminary estimates that are not expected to change materially. Intangible assets acquired will be amortized on a straight-line basis over a weighted average period of 4.6 years. Goodwill will not be amortized in accordance with SFAS 141. A summary of the assets acquired and liabilities assumed in the acquisition follows:

               Acquired technology and customer list               $ 6,800
               Goodwill                                             68,567
               Net fair value of tangible assets
                 acquired and liabilities assumed                   (7,272)
                                                                   -------
               Net assets acquired                                 $68,095

   The following table reflects the results of operations on a pro forma basis as if the acquisition had been completed on April 1, 2001 and 2000, and does not consider the effects of synergies and cost reduction initiatives directly related to all acquisitions. Therefore, the pro forma financial information is as follows:

                  (in millions, except per share     Six Months Ended      Six Months Ended
                  amounts)                         September 30, 2001    September 30, 2000
                  Total revenue                              $ 33,338              $ 18,226
                  Loss from operations                       $ 30,985              $ 39,971
                  Earnings per common share                  $  (0.79)             $  (0.95)

   In connection with the acquisition, the Company recorded a charge of $5.8 million comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition of LBI and $0.5 million for severance-related costs.


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

Revenues increased from $8.8 million in the three months ended September 30, 2000 to $15.3 million in the three months ended September 30, 2001. For the three months ended September 30, 2001, Delivered Learning fees represented 54% of revenues and Learning Solution services represented 46% of revenues. This is compared to the three months ended September 30, 2000, during which Delivered Learning fees represented 38% of revenues and Learning Solution services represented 62% of revenues.

Delivered Learning Fees

Delivered Learning fees increased from $3.3 million in the three months ended September 30, 2000 to $8.2 million in the three months ended September 30, 2001 as the number of customers increased from approximately 315 to 436 and the number of courses increased from 333 to 624. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution Services

Learning Solution services revenue increased from $5.4 million in the three months ended September 30, 2000 to $7.0 million in the three months ended September 30, 2001 as the number of courses under development and the dollar size of the contracts increased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

We market our products primarily through our direct sales channel and our system integrator resellers in the United States. We also market our products through resellers, customers, co-developers, and Internet portals. Internationally, we opened our European operations headquartered in London in May 2000 and have begun developing relationships with third-party integrators and resellers. For each period presented our international revenues have been less than 5% of total revenue.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel related costs, maintenance and facility costs required to operate our Web site and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees increased from $1.3 million in the three months ended September 30, 2000 to $1.8 million in the three months ended September 30, 2001. This increase was attributable to increased personnel and equipment related expenses required for a greater number of courses and an increased number of participants. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants. Headcount related to cost of Delivered Learning fees, increased from 25 at September 30, 2000 to 36 at September 30, 2001.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services increased from $2.9 million in the three months ended September 30, 2000 to $3.4 million in the three months ended September 30, 2001. This increase was primarily attributable to the need for additional headcount to meet demand for the development of custom courses. Headcount related to cost of Learning Solution services increased from 76 employees at September 30, 2000 to 138 employees at September 30, 2001.

Content Research and Development

Content research and development expenses represent costs to develop catalog courses, including personnel related costs, content acquisition costs, royalties paid to authors and content editing. Content research and development expenses increased from $1.1 million in the three months ended September 30, 2000 to $1.9 million in the three months ended September 30, 2001. This increase was due to higher content acquisition fees paid offset by lower personnel costs. Headcount in content research and development decreased from 69 employees at September 30, 2000 to 55 employees at September 30, 2001. Management believes that continued investment in content development and content acquisition is essential to expand our business.

Technology Research and Development

Technology research and development expenses consist primarily of personnel related costs in connection with product development efforts of underlying technology. Technology research and development expenses increased from $2.8 million in the three months ended September 30, 2000 to $3.2 million in the three months ended September 30, 2001. This increase was primarily attributable to the costs of new technology offset by lower personnel costs. Headcount decreased from 69 employees at September 30, 2000 to 54 employees at September 30, 2001. Management believes that continued investment in technology research and development is essential to our future success and expects these expenses to increase in future periods.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel related costs, commissions, advertising and other promotional expenses, and travel and entertainment expenses. Selling and marketing expenses decreased from $5.7 million in the three months ended September 30, 2000 to $5.4 million in the three months ended September 30, 2001. This decrease reflects the lower costs associated with promotional activities, and lower overall marketing efforts. Headcount in selling and marketing increased from 92 at September 30, 2000 to 94 at September 30, 2001. We expect selling and marketing expenses will marginally increase as we continue our selling and marketing efforts and establish additional sales territories.

General and Administrative

General and administrative expenses consist primarily of personnel related costs, occupancy costs, insurance related costs, and professional service fees. General and administrative expenses increased from $1.5 million in the three months ended September 30, 2000 to $1.8 million in the three months ended September 30, 2001. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to insurance and professional services. Headcount increased from 25 employees at September 30, 2000 to 43 employees at September 30, 2001. Management expects general and administrative expenses will increase in the future as we expand our staff and incur additional costs to support the targeted growth of our business.

Acquisition and other related charges

Expenses related to the acquisition of LBI and other related charges totaled $5.8 million in the three months ended September 30, 2001 and are comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition, and approximately $500,000 for severance-related costs for redundancies. The write-off of internal use software related to one significant project that was put into service during fiscal 2002 to better enable content development by the Company and clients, but was determined to be obsolete given the newly acquired LBI technology.

Amortization of Goodwill and Other Intangibles

Expenses related to the amortization of goodwill and other intangibles increased from $1.2 million in the three months September 30, 2000 to $1.8 million in the three months ended September 30, 2001. This increase relates to the amortization of intangibles resulting from the acquisition of LBI.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $2.8 million in the three months ended September 30, 2001. The Company expects to incur additional fixed non-cash charges of $19 million through July 2003 related to this transaction.

Stock-Based Compensation

Stock-based compensation expense decreased from $1.7 million in the three months ended September 30, 2000 to $541,000 in the three months ended September 30, 2001.

Net Loss

The net loss decreased from $23.6 million in the three months ended September 30, 2000 to $13.9 million in the three months ended September 30, 2001.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

Revenues increased from $15.0 million in the six months ended September 30, 2000 to $30.3 million in the six months ended September 30, 2001. For the six months ended September 30, 2001, Delivered Learning fees represented 53% of revenues and Learning Solution services represented 47% of revenues. This is compared to the six months ended September 30, 2000, during which Delivered Learning fees represented 38% of revenues and Learning Solution services represented 62% of revenues.

Delivered Learning Fees

Delivered Learning fees increased from $5.7 million in the six months ended September 30, 2000 to $16.0 million in the six months ended September 30, 2001 as the number of customers and courses increased. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution Services

Learning Solution services revenue increased from $9.3 million in the six months ended September 30, 2000 to $14.3 million in the six months ended September 30, 2001 as the number of courses under development and the dollar size of the contracts increased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees increased from $2.3 million in the six months ended September 30, 2000 to $3.6 million in the six months ended September 30, 2001. This increase was attributable to increased personnel and equipment related expenses required for a greater number of courses and an increased number of participants. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants.

Cost of Learning Solution Services

Cost of Learning Solution services increased from $5.2 million in the six months ended September 30, 2000 to $6.7 million in the six months ended September 30, 2001. This increase was primarily attributable to the need for additional headcount to meet demand for the development of custom courses.

Content Research and Development

Content research and development expenses decreased from $3.9 million in the six months ended September 30, 2000 to $3.3 million in the six months ended September 30, 2001. This decrease was due to lower personnel costs.

Technology Research and Development

Technology research and development expenses increased from $4.9 million in the six months ended September 30, 2000 to $6.4 million in the six months ended September 30, 2001. This increase was primarily attributable to the costs of new technology offset by lower personnel costs.

Selling and Marketing

Selling and marketing expenses increased from $9.7 million in the six months ended September 30, 2000 to $12.6 million in the six months ended September 30, 2001. This increase reflects the higher costs associated with promotional activities, establishment of foreign operations and support of our partner program.

General and Administrative

General and administrative expenses increased from $2.7 million in the six months ended September 30, 2000 to $3.5 million in the six months ended September 30, 2001. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to insurance and professional services.

Acquisition and other related charges

Expenses related to the acquisition of LBI and other related charges totaled $5.8 million in the six months ended September 30, 2001 and are comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition, and approximately $500,000 for severance-related costs for redundancies. The write-off of internal use software related to one significant project that was put into service during fiscal 2002 to better enable content development by the Company and clients, but was determined to be obsolete given LBI's technology.

Amortization of Goodwill

Expenses related to the amortization of goodwill increased from $1.2 million in the six months September 30, 2000 to $3.0 million in the six months ended September 30, 2001.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $5.5 million in the six months ended September 30, 2001. The Company expects to incur additional fixed non-cash charges of $19 million through July 2003 related to this transaction.

Stock-Based Compensation

Stock-based compensation expense decreased from $3.2 million in the six months ended September 30, 2000 to $1.2 million in the six months ended September 30, 2001.

Net Loss

The net loss decreased from $31.2 million in the six months ended September 30, 2000 to $22.4 million in the six months ended September 30, 2001.

Liquidity and Capital Resources

Net cash used in operating activities totaled $11.7 million for the six months ended September 30, 2001 and $8.8 million for the comparable prior year period. Cash used in operating activities for the current period resulted from net operating losses and decreases in deferred revenue, offset in part by decreases in accounts receivable and increases current liabilities. Deferred revenue decreased from $11.5 million at March 31, 2001 to $6.3 million at September 30, 2001. Deferred revenue results from customer advance billings and prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met. Accrued liabilities have increased from $6.5 million at March 31, 2001 to $9.2 million on September 30, 2001. This increase is mainly due to the LBI acquisition and the assumption of their liabilities.

Net cash provided by investing activities totaled $12.1 million in the six months ended September 30, 2001 and net cash used in investing activities totaled $14.2 million for the comparable prior year period. Significant investing activities include the acquisition of capital assets, including hardware for our Website, and computer and office related improvements and the purchase and sale of marketable securities.

Cash provided by financing activities totaled $1.6 million in the six months ended September 30, 2001 and $176,000 in the six months ended September 30, 2000. The amount reflects proceeds from the exercise of stock options and stock purchases in the employee stock purchase program.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending June 30, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the financial statements.

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

Special Note Regarding Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q contain "forward-looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "expects", "should", "believes", "plans", "anticipates", "estimates", "predicts", "potential", or "continue", and any other words of similar meaning.

Statements regarding the Company's future financial performance or results of operations, including expected revenue growth, EBITDA growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can't be reduced; the acquisition of businesses or the launch of new lines of business, which could increase operating expense and dilute operating margins; the inability to attract new customers; increased competition, which could lead to negative pressure on the Company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with the Company's initiatives to standardize its technology platforms or the failure of the Company to successfully complete that initiatives; and to the general risks associated with the Company's businesses.

The following additional factors could also impact our financial results and cause our forward-looking statements to be inaccurate:

Accounting rules regarding the accounting for goodwill have recently been changed by the Financial Accounting Standards Board ("FASB"). The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company will adopt SFAS No. 142 for its fiscal year beginning April 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill acquired prior to July 1, 2001. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. As these statements have just been issued, it is difficult to predict whether our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

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

Any shortfall in revenue or earnings compared to analysts' or investors' expectations could cause an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

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

OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In the second fiscal quarter of 2002, we had revenues of $15.3 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, and the uncertainty regarding the acceptance of e-learning, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT OF $118.0 MILLION AT SEPTEMBER 30, 2001. WE EXPECT FUTURE PRO FORMA LOSSES OVER THE NEXT TWO QUARTERS AND WE MAY NOT ACHIEVE PROFITABILITY WITHIN THE TIMEFRAMES PUBLIC STOCKHOLDERS ANTICIPATE.

   We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next three quarters. Our accumulated deficit as of September 30, 2001 was $118.0 million. We have never achieved a profitable quarter and we expect to continue to incur quarterly losses as we expand our operations, invest in our technology, fund the development of new content and support our growth. We plan to increase our operating expenses to market, sell and support our e-learning solutions, build infrastructure and add additional features to our product. We also plan to invest to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses.

   We currently expect our total costs, including non-cash expenses, to be at least $100.0 million in fiscal 2002. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a timeframe expected by public market analysts or investors, the market price of our common stock will probably decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

   In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access from our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 46% of our total revenues for the quarter ended September 30, 2001. Our ability to recognize revenues from custom-tailored courses depends upon our customers providing us with subject matter experts and content to be incorporated into the courses as well as our completion of production and obtaining customer acceptance at each stage of development. Accordingly, if customers do not provide us with the subject matter experts or content in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR RAPID GROWTH, WE MAY MISS MARKET OPPORTUNITIES THAT COULD SEVERELY IMPACT OUR ABILITY TO COMPETE.

   Our recent rapid growth and future anticipated growth has placed and is likely to continue to place a considerable strain on our managerial resources. We have grown from 33 employees on January 1, 1998 to 569 employees on September 30, 2001. We plan to continue to expand our sales and marketing, administration, content and technology development and tutoring organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls as well as our reporting systems and procedures. We will also need to expand, train and manage our work force. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base. Should this occur, our reputation and competitive position could be seriously damaged.

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

   Our strategy includes international expansion of our business. Our current plans include the continued growth of our European operations based in the United Kingdom, which began during the first quarter of fiscal 2001, as well as the creation of a partner-based support infrastructure for customers around the world. In addition, in April 2001 we announced an agreement to expand our course development organization into India. In the United Kingdom, we could be affected by political and monetary changes, including European unification and the introduction of the Euro. In addition, in April and August 2001 with the acquisition of a small company and now LBI, we have expanded our course development organization and technology resources in India. In the United Kingdom, we could be affected by political and monetary changes, including European unification and the introduction of the Euro. In India, we could be affected by political and monetary changes, including the war in Afghanistan and the political instability it is creating in neighboring Pakistan.

   This international expansion will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing courses internationally. We currently have approximately 175 employees located outside of the United States, with approximately 150 employees in India. We could become subject to additional risks as we expand internationally, including:

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

   - political and economic instability, including the war in Afghanistan and the potential for more terrorist acts;

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company's exposure to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits: None

        (b) Reports on Forms 8-K:

        (i.) On August 22, 2001, the Company filed Form 8-K with the Securities and Exchange Commission to report the purchase of LearningByte International, Inc. On October 26, 2001 an amendment to this filing was submitted to the Securities and Exchange Commission. The amendment included pro forma statements of income and comprehensive income for the year ended March 31, 2001 as well as a pro forma consolidated balance sheet dated June 30, 2001. Additionally, the amendment reported LearningByte International's 2000, 2001 and June 2001 financial statements, footnotes and independent auditor's report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    DIGITALTHINK, INC.
                                    (Registrant)


Date: November 13, 2001
                                    /s/ JON C. MADONNA
                                    ---------------------------------------
                                    Jon C. Madonna
                                    President & Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 13, 2001             /s/ MICHAEL W. POPE
                                    ---------------------------------------
                                    Michael W. Pope
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)