Form 10-Q
period 2001-12-31
DIGITALTHINK INC
filed 2002-02-12
CIK 1100514

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

                                December 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 5, 2002, Registrant had outstanding 40,355,126 Common Stock, $0.001 par value.

================================================================================

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets -- December 31, 2001 and March 31, 2001

         Condensed Consolidated Statements of Operations -- three months ended December 31, 2001 and December 31, 2000 and nine months ended December 31, 2001 and December 31, 2000

         Condensed Consolidated Statements of Cash Flows -- nine months ended December 31, 2001 and December 31, 2000

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

ITEM 3.  Defaults Upon Senior Securities

ITEM 4.  Submission of Matters to a Vote of Security Holders

ITEM 5.  Other Matters

ITEM 6.  Exhibits and Reports on Form 8-K

         Signatures

                               DIGITALTHINK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        DECEMBER 31,  MARCH 31,
                                                            2001        2001
                                                        ------------  ---------
ASSETS
Current assets:
  Cash and equivalents                                   $  26,636   $  30,512
  Marketable securities                                      6,759      33,526
  Restricted cash                                            4,087       3,833
  Accounts receivable, net of allowance for doubtful
    accounts of $675 and $205, respectively                 10,682       9,027
  Prepaid expenses and other current assets                  2,708       4,118
                                                         ---------   ---------
       Total current assets                                 50,872      81,016
                                                         ---------   ---------
Property and equipment, net                                 16,409      15,061
Goodwill and other intangible assets                        88,130      15,610
                                                          --------   ---------
       Total assets                                      $ 155,411   $ 111,687
                                                         =========   =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   3,773   $   4,471
  Accrued liabilities                                        5,404       6,524
  Notes payable                                              2,489          --
  Deferred revenue                                           5,138      11,548
                                                         ---------   ---------
       Total current liabilities                            16,804      22,543
                                                         ---------   ---------
Long-term liabilities                                          322          17
Stockholders' equity:
  Common stock -- $0.001 per share value; shares
  authorized: 250,000; shares issued and outstanding:
  40,288 at December 31, 2001 and 34,999 at March 31,
  2001                                                     265,028     187,583
Deferred stock compensation                                   (879)     (3,099)
Stockholders' notes receivable                                  (9)         (9)
Accumulated other comprehensive income                         (34)        204
Accumulated deficit                                       (125,821)    (95,552)
                                                         ---------   ---------
       Total stockholders' equity                          138,285      89,127
                                                         ---------   ---------
       Total liabilities and stockholders' equity        $ 155,411   $ 111,687
                                                         =========   =========

   See accompanying notes to the condensed consolidated financial statements.

                               DIGITALTHINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       DECEMBER 31,                      DECEMBER 31,
                                                -------------------------         -------------------------
                                                  2001             2000             2001             2000
                                                --------         --------         --------         --------
Revenues:
  Delivered Learning fees                       $  7,397         $  5,460         $ 23,414         $ 11,177
  Learning Solution services                       6,410            5,327           20,687           14,632
                                                --------         --------         --------         --------
      Total revenues                              13,807           10,787           44,101           25,809

Costs and expenses:
   Cost of Delivered Learning fees                 1,567            1,521            5,137            3,864
   Cost of Learning Solution services              3,023            2,981            9,761            8,194
   Content research and development                1,862            1,062            5,163            5,007
   Technology research and development             2,603            3,435            9,002            8,355
   Selling and marketing                           4,676            6,585           17,276           16,242
   General and administrative                      1,604            1,558            5,152            4,230
   Depreciation                                    1,308              922            3,818            2,255
   Write-off of in-process research and
      development                                     --               --               --            7,118
   Acquisition and other related charges              --               --            5,792               --
   Amortization of goodwill and other
      intangibles                                  2,114            1,201            5,109            2,402

   Amortization of warrants                        2,751            2,751            8,253           10,380
   Stock-based compensation *                        469            1,182            1,638            4,387
                                                --------         --------         --------         --------
       Total costs and expenses                   21,977           23,198           76,101           72,434
                                                --------         --------         --------         --------

Loss from operations                              (8,170)         (12,411)         (32,000)         (46,625)
Interest and other income                            324            1,317            1,731            4,300
                                                --------         --------         --------         --------
Net loss                                        $ (7,846)        $(11,094)        $(30,269)        $(42,325)
                                                ========         ========         ========         ========

Basic and diluted loss per common share         $  (0.20)        $  (0.32)        $  (0.81)        $  (1.23)
                                                ========         ========         ========         ========

Shares used in basic and diluted loss
per common share                                  40,212           34,710           37,441           34,373

(*) Stock-based compensation:
    Cost of Delivered Learning fees             $      6         $     25         $     23         $    100
    Cost of Learning Solution services                40              107              140              417
    Content research and development                   5               16               30               63
    Technology research and development              116              326              493              977
    Selling and marketing                            173              325              370            1,132
    General and administrative                       129              383              582            1,698
                                                --------         --------         --------         --------
        Total                                   $    469         $  1,182         $  1,638         $  4,387
                                                ========         ========         ========         ========

   See accompanying notes to the condensed consolidated financial statements.

                               DIGITALTHINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                         ---------------------
                                                           2001         2000
                                                         --------     --------
Cash flows from operating activities:
   Net loss                                              $(30,269)    $(42,325)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                           3,818        2,255
     Amortization of deferred stock compensation            1,638        4,387
     Amortization of warrants                               8,253       10,380
     Amortization of goodwill and other intangibles         5,109        2,402
     Write-off of in-process research and development          --        7,118
     Acquisition and other related charges                  5,327           --
     Changes in assets and liabilities:
       Restricted cash                                        254       (2,060)
       Accounts receivable                                   (825)      (4,017)
       Other current assets                                 1,393       (1,134)
       Other current liabilities                           (8,118)       1,411
       Deferred revenue                                    (8,199)       6,730
       Long-term liabilities                                   --           17
                                                         --------     --------
        Net cash used in operating activities             (21,619)     (14,836)
                                                         --------     --------

Cash flows from investing activities:
  Purchases of property and equipment                      (8,908)      (9,358)
  Payments to acquire companies, net of cash
    acquired                                                 (954)      (2,626)
  Proceeds received from stockholder                           --          500
  Purchases of marketable securities                      (12,859)     (57,770)
  Proceeds from maturities of marketable
    securities                                             39,493       61,117
                                                         --------     --------
        Net cash provided by (used in)
          investing activities                             16,772       (8,137)
                                                         --------     --------

Cash flows from financing activities:
  Principal payments on line of credit and notes           (3,569)          --
  Borrowings on line of credit                              2,245           --
  Proceeds from issuance of common stock                    2,476        1,543
                                                         --------     --------
        Net cash provided by financing activities           1,152        1,543
                                                         --------     --------
Net decrease in cash and cash equivalents                  (3,695)     (21,430)
Effect of exchange rate changes on cash and cash
   equivalents                                               (181)          12
Cash and equivalents, beginning of the period              30,512       54,854
                                                         --------     --------
Cash and equivalents, end of period                      $ 26,636     $ 33,436
                                                         ========     ========

Supplemental disclosures of cash flow information:
  Interest paid                                          $     25     $     --


   See accompanying notes to the condensed consolidated financial statements.

1.   Basis of Presentation

     DigitalThink, Inc. (the "Company"), was incorporated in California on April 22, 1996 to provide Web-based training courses and training delivery technology. In November 1999, the Company reincorporated in Delaware.

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

2.   Net Loss Per Share

     The following table sets forth the computation of net loss per share:

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           DECEMBER 31,                 DECEMBER 31,
                                                     ----------------------       -----------------------
                                                        2001          2000          2001           2000
                                                     -------       --------       -------        --------
     Net loss .................................      $(7,846)      $(11,094)      $(30,269)      $(42,325)
                                                     =======       ========       ========       ========
     Weighted average common shares outstanding
       used in computing basic and diluted loss
       per share ..............................       40,212         34,710         37,441         34,373
                                                     =======       ========       ========       ========
     Basic and diluted net loss per share .....      $ (0.20)      $  (0.32)      $  (0.81)      $  (1.23)
                                                     =======       ========       ========       ========

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

3.   Revenue Recognition

     Delivered learning fees allow access in the course upon registration to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, ranging from six to eighteen months. Delivered Learning fees are recognized ratably over this access period from the date of registration. Revenues for Learning Solution services (custom course development or consulting services) are recognized as earned in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. The percentage of completion is based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses or in consulting services. Deferred revenues represent customer prepayments for both Delivered Learning fees and Learning Solution services.

4.   Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending June 30, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the financial statements.

     In June 2001, the FASB issued (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning April 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with an expected net carrying value of $77 million at the date of adoption and annual amortization of $5.9 million that resulted from business combinations completed prior to the adoption of SFAS No. 141. Any goodwill acquired subsequent to June 30, 2001 will not be amortized. In addition, an impairment assessment will be completed in accordance with the pronouncement. We are currently assessing the impact, if any, of SFAS 141 and 142 on our financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to adopt SFAS No. 143 for our fiscal year beginning April 1, 2003. We are currently assessing the impact, if any, of SFAS No. 143 on our financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
     (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to adopt SFAS 144 for our fiscal year beginning April 1, 2002. We are currently assessing the impact, if any, of SFAS 144 on our financial position and results of operations.

5.   Acquisition of TCT

     Effective November 16, 2001, the Company acquired TCT Technical Training Pvt. Ltd. ("TCT"), of Kolkata, India, a content developer of custom courseware. DigitalThink acquired all the outstanding shares of TCT for $500,000 after we received governmental approval in November 2001. TCT has been acting exclusively as a contractor to the Company since April 2001, when the transaction was first announced. Upon acquisition, $215,000 was recorded as an intangible to be amortized over one year and $285,000 was the net fair value of tangible assets acquired and liabilities assumed. The acquisition of TCT was accounted for by the purchase method. TCT's results of operations have been included in the Company's results of operations since the effective date of the acquisition. Pro forma financial information in connection with the TCT acquisition has not been provided, as results would not have differed materially from actual reported results.

6.   Acquisition of LearningByte International, Inc.

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


     The following table reflects the results of operations on a pro forma basis as if the acquisition had been completed on April 1, 2001 and 2000, and does not consider the effects of synergies and cost reduction initiatives directly related to all acquisitions. Therefore, the pro forma financial information is as follows (in thousands, except per share amounts):

                                          Nine Months Ended    Nine Months Ended
                                          December 31, 2001    December 31, 200
              Total revenue                    $ 47,145            $ 30,615
              Net loss from operations         $(39,155)           $(55,261)
              Earnings per common share        $  (0.98)           $  (1.30)

     In connection with the LBI acquisition, the Company recorded a charge of $5.8 million comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition of LBI and $0.5 million for severance-related costs.

7.   Legal Matters

     In October 2001, a complaint was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters of the Company's initial public offering. The complaint was purportedly filed on behalf of a class or certain persons who purchased the Company's common stock between February 24, 2000 and December 6, 2000. The complaint alleges violations by the Company and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. Substantially similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The Company intends to vigorously defend against this action. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

Revenues increased from $10.8 million in the three months ended December 31, 2000 to $13.8 million in the three months ended December 31, 2001. For the three months ended December 31, 2001, Delivered Learning fees represented 54% of revenues and Learning Solution services represented 46% of revenues. This is compared to the three months ended December 31, 2000, during which Delivered Learning fees represented 51% of revenues and Learning Solution services represented 49% of revenues.

Delivered Learning Fees

Delivered Learning fees increased from $5.5 million in the three months ended December 31, 2000 to $7.4 million in the three months ended December 31, 2001 as the number of customers increased from approximately 342 to 446 and the number of courses increased from 380 to 720. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution Services

Learning Solution services revenue increased from $5.3 million in the three months ended December 31, 2000 to $6.4 million in the three months ended December 31, 2001 as the number of courses under development and the dollar size of the contracts increased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

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

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel related costs, maintenance and facility costs required to operate our Web site and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees remained relatively flat from $1.52 million in the three months ended December 31, 2000 to $1.57 million in the three months ended December 31, 2001. This slight increase was attributable to increased personnel required for a greater number of courses and an increased number of participants offset by our lower cost operations in India. Headcount related to cost of Delivered Learning fees, increased from 35 at December 31, 2000 to 63 at December 31, 2001.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services increased from $2.98 million in the three months ended December 31, 2000 to $3.02 million in the three months ended December 31, 2001. This increase was primarily attributable to the need for additional headcount to meet demand for the development of custom courses mitigated by our lower cost operations in India. Headcount related to cost of Learning Solution services increased from 112 employees at December 31, 2000 to 196 employees at December 31, 2001.

Content Research and Development

Content research and development expenses represent costs to develop catalog courses, including personnel related costs, content acquisition costs, royalties paid to authors and content editing. Content research and development expenses increased from $1.1 million in the three months ended December 31, 2000 to $1.9 million in the three months ended December 31, 2001. This increase was due to higher content acquisition fees paid offset by lower personnel costs. Headcount in content research and development decreased from 61 employees at December 31, 2000 to 60 employees at December 31, 2001. Management believes that continued investment in content development and content acquisition is essential to expand our business.

Technology Research and Development

Technology research and development expenses consist primarily of personnel related costs in connection with product development efforts of underlying technology. Technology research and development expenses decreased from $3.4 million in the three months ended December 31, 2000 to $2.6 million in the three months ended December 31, 2001. This decrease was primarily attributable to lower personnel costs. Headcount decreased from 71 employees at December 31, 2000 to 64 employees at December 31, 2001.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel related costs, commissions, advertising and other promotional expenses, and travel and entertainment expenses. Selling and marketing expenses decreased from $6.6 million in the three months ended December 31, 2000 to $4.7 million in the three months ended December 31, 2001. This decrease reflects the lower costs associated with promotional activities, lower personnel costs and lower overall marketing efforts. Headcount in selling and marketing decreased from 117 at December 31, 2000 to 97 at December 31, 2001.

General and Administrative

General and administrative expenses consist primarily of personnel related costs, occupancy costs, insurance related costs, and professional service fees. General and administrative expenses increased from $1.56 million in the three months ended December 31, 2000 to $1.60 million in the three months ended December 31, 2001. This slight increase was due to an increase in personnel related costs and higher occupancy costs, offset by a decrease in professional services fees. Headcount increased from 42 employees at December 31, 2000 to 43 employees at December 31, 2001. Management expects general and administrative expenses will marginally increase in the future as we incur additional costs to support the targeted growth of our business.

Amortization of Goodwill and Other Intangibles

Expenses related to the amortization of goodwill and other intangibles increased from $1.2 million in the three months December 31, 2000 to $2.1 million in the three months ended December 31, 2001. This increase relates to the amortization of intangibles resulting from the acquisition of LBI.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $2.8 million in the three months ended December 31, 2001. The Company expects to incur additional fixed non-cash charges of approximately $16 million through July 2003 related to this transaction.

Stock-Based Compensation

Stock-based compensation expense decreased from $1.2 million in the three months ended December 31, 2000 to $469,000 in the three months ended December 31, 2001.

Net Loss

The net loss decreased from $11.1 million in the three months ended December 31, 2000 to $7.8 million in the three months ended December 31, 2001.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

Revenues increased from $25.8 million in the nine months ended December 31, 2000 to $44.1 million in the nine months ended December 31, 2001. For the nine months ended December 31, 2001, Delivered Learning fees represented 53% of revenues and Learning Solution services represented 47% of revenues. This is compared to the nine months ended December 31, 2000, during which Delivered Learning fees represented 43% of revenues and Learning Solution services represented 57% of revenues.

Delivered Learning Fees

Delivered Learning fees increased from $11.2 million in the nine months ended December 31, 2000 to $23.4 million in the nine months ended December 31, 2001 as the number of customers and courses increased. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution Services

Learning Solution services revenue increased from $14.6 million in the nine months ended December 31, 2000 to $20.7 million in the nine months ended December 31, 2001 as the number of courses under development and the dollar size of the contracts increased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees increased from $3.9 million in the nine months ended December 31, 2000 to $5.1 million in the nine months ended December 31, 2001. This increase was attributable to increased personnel and equipment related expenses required for a greater number of courses and an increased number of participants.

Cost of Learning Solution Services

Cost of Learning Solution services increased from $8.2 million in the nine months ended December 31, 2000 to $9.8 million in the nine months ended December 31, 2001. This increase was primarily attributable to the need for additional headcount to meet demand for the development of custom courses.

Content Research and Development

Content research and development expenses increased from $5.0 million in the nine months ended December 31, 2000 to $5.2 million in the nine months ended December 31, 2001. This increase was due to higher content acquisition fees paid offset by lower personnel costs.

Technology Research and Development

Technology research and development expenses increased from $8.4 million in the nine months ended December 31, 2000 to $9.0 million in the nine months ended December 31, 2001. This increase was primarily attributable to the costs of new technology offset by lower personnel costs.

Selling and Marketing

Selling and marketing expenses increased from $16.2 million in the nine months ended December 31, 2000 to $17.3 million in the nine months ended December 31, 2001. This increase reflects the higher costs associated with promotional activities and support of our partner program.

General and Administrative

General and administrative expenses increased from $4.2 million in the nine months ended December 31, 2000 to $5.2 million in the nine months ended December 31, 2001. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to insurance and professional services.

Acquisition and other related charges

Expenses related to the acquisition of LBI and other related charges totaled $5.8 million in the nine months ended December 31, 2001 and are comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition, and approximately $500,000 for severance-related costs for redundancies. The write-off of internal use software related to one significant project that was put into service during fiscal 2002 to better enable content development by the Company and clients, but was determined to be obsolete given LBI's technology.

Amortization of Goodwill

Expenses related to the amortization of goodwill increased from $2.4 million in the nine months December 31, 2000 to $5.1 million in the nine months ended December 31, 2001. This increase relates to the amortization of intangibles resulting from the acquisition of LBI.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $8.3 million in the nine months ended December 31, 2001. The Company expects to incur additional fixed non-cash charges of approximately $16 million through July 2003 related to this transaction.

Stock-Based Compensation

Stock-based compensation expense decreased from $4.4 million in the nine months ended December 31, 2000 to $1.6 million in the nine months ended December 31, 2001.

Net Loss

The net loss decreased from $42.3 million in the nine months ended December 31, 2000 to $30.3 million in the nine months ended December 31, 2001.

Liquidity and Capital Resources

Net cash used in operating activities totaled $21.6 million for the nine months ended December 31, 2001 and $14.8 million for the comparable prior year period. Cash used in operating activities for the current period resulted from net operating losses and decreases in deferred revenue and current liabilities, offset in part by decreases in other current assets. Deferred revenue decreased from $11.5 million at March 31, 2001 to $5.1 million at December 31, 2001. Deferred revenue results from customer advance billings and prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met. Accrued liabilities have decreased from $6.5 million at March 31, 2001 to $5.4 million on December 31, 2001. This decrease is mainly due to the LBI acquisition and the payment of their liabilities.

Net cash provided by investing activities totaled $16.8 million in the nine months ended December 31, 2001 and net cash used in investing activities totaled $8.1 million for the comparable prior year period. Significant investing activities include the acquisition of TCT Technical Training Pvt. Ltd. ("TCT"), of Kolkata, India, capital assets, including hardware for our India operations, and computer and office related improvements and the purchase and sale of marketable securities. DigitalThink acquired all the outstanding shares of TCT for $500,000 after we received governmental approval in November 2001.

Cash provided by financing activities totaled $1.2 million in the nine months ended December 31, 2001 and $1.5 in the nine months ended December 31, 2000. The amount reflects proceeds from the exercise of stock options and stock purchases in the employee stock purchase program, as well as borrowings on the line of credit, offset by payments made on LBI's line of credit and various notes.

In December 2001 we entered into a $5 million line of credit agreement, expiring in December 2002, and had available $2.8 million from this line of credit as of December 31, 2001. Subsequent to December 31, 2001, the balance on the line of credit of $2.2 million was repaid.

We believe our existing cash resources and available borrowings are sufficient to finance our presently anticipated operating expenses and working capital requirement for at least the next twelve months. Our future liquidity and capital requirements will depend on numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products, and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Actual resources sought may differ materially. We may seek to sell additional equity or debt securities or secure a larger bank line of credit. Currently, we have no other immediately available sources of liquidity. The sale of additional equity or other securities could result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning March 31, 2003. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of $77 million at the date of adoption and annual amortization of $5.9 million that resulted from business combinations completed prior to the adoption of SFAS 141. Any goodwill acquired subsequent to June 30, 2001 will not be amortized. In addition, an impairment assessment will be completed in accordance with the pronouncement. We are currently assessing the impact, if any, of SFAS 141 and 142 on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to adopt SFAS No. 143 for our fiscal year beginning April 1, 2003. We are currently assessing the impact, if any, of SFAS No. 143 on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to adopt SFAS 144 for our fiscal year beginning April 1, 2002. We are currently assessing the impact of SFAS 144 on our financial position and results of operations.

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

The following additional factors could also impact our financial results and cause our forward-looking statements to be inaccurate:

Accounting rules regarding the accounting for goodwill have recently been changed by the FASB. The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company will adopt SFAS No. 142 for its fiscal year beginning April 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill acquired prior to July 1, 2001. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. As these statements have just been issued, it is difficult to predict whether our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

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

OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In the third fiscal quarter of 2002, we had revenues of $13.8 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, and the uncertainty regarding the acceptance of e-learning, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT OF $125.8 MILLION AT DECEMBER 31, 2001. WE EXPECT FUTURE PRO FORMA LOSSES OVER THE NEXT THREE QUARTERS AND WE MAY NOT ACHIEVE PROFITABILITY WITHIN THE TIMEFRAMES PUBLIC STOCKHOLDERS ANTICIPATE.

   We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next three quarters. Our accumulated deficit as of December 31, 2001 was $125.8 million. We have never achieved a profitable quarter and we expect to continue to incur quarterly losses as we expand our operations, invest in our technology, fund the development of new content and support our growth. We plan to keep our operating expenses essentially flat to market, sell and support our e-learning solutions, build infrastructure and add additional features to our product. We plan to invest to develop and acquire new course offerings with new areas of expertise, which could increase operating expenses.

   We currently expect our total costs, including non-cash expenses, to be at least $80.0 million in fiscal 2002. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. If we do not generate sufficient revenues or become profitable within a timeframe expected by public market analysts or investors, the market price of our common stock will probably decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access from our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 46% of our total revenues for the quarter ended December 31, 2001. Our ability to recognize revenues from custom-tailored courses depends upon our customers providing us with subject matter experts and content to be incorporated into the courses as well as our completion of production and obtaining customer acceptance at each stage of development. Accordingly, if customers do not provide us with the subject matter experts or content in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

IN ANY QUARTER, A DELAY IN RECEIVING PAYMENT FROM A KEY CUSTOMER COULD HARM OUR PERFORMANCE.

   We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if these customers delayed payment in any future fiscal period. For example, in fiscal 2001, our two largest customers accounted for 36.3% of our total revenues. In fiscal 2000, our largest customer accounted for more than 30% of our revenues. We expect that EDS will account for a significant portion of our revenues at least through fiscal 2005.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR RAPID GROWTH, WE MAY MISS MARKET OPPORTUNITIES THAT COULD SEVERELY IMPACT OUR ABILITY TO COMPETE.

   Our recent rapid growth and future anticipated growth has placed and is likely to continue to place a considerable strain on our managerial resources. We have grown from 33 employees on January 1, 1998 to approximately 500 employees on December 31, 2001. We plan to continue to expand our sales, content and technology development organizations. In order to manage this growth effectively, we will need to improve our financial and managerial controls as well as our reporting systems and procedures. We will also need to expand, train and manage our work force. If we fail to manage our growth effectively, we will not be able to capitalize on attractive business opportunities and may fail to adequately support our existing customer base. Should this occur, our reputation and competitive position could be seriously damaged.

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

   Our strategy includes international expansion of our business. Our current plans include the continued growth of our European operations based in the United Kingdom, which began during the first quarter of fiscal 2001, as well as the creation of a partner-based support infrastructure for customers around the world. In the United Kingdom, we could be affected by political and monetary changes, including European unification and the introduction of the Euro. In addition, in April and August 2001 with the acquisition of a small company and LBI, respectively, we have expanded our course development organization and technology resources in India. In India, we could be affected by political and monetary changes, including the war in Afghanistan and the political instability it is creating in neighboring Pakistan.

   This international expansion will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing courses internationally. We currently have approximately 165 employees located outside of the United States, with approximately 140 employees in India. We could become subject to additional risks as we expand internationally, including:

   -  difficulties in staffing and managing international operations;
   -  inability to develop content localized for international jurisdictions;
   -  protectionist laws and business practices that favor local competition;
   -  multiple, conflicting and changing governmental laws and regulations;
   -  slower adoption of e-learning solutions;
   -  different learning styles;
   -  longer sales and payment cycles;
   -  difficulties in collecting accounts receivable;
   -  fluctuations in currency exchange rates;
   - political and economic instability, including the war in Afghanistan and the potential for more terrorist acts;
   - developments between the nations of India and Pakistan regarding the threat of war;
   -  adverse tax consequences;
   - little or no protection of our intellectual property rights in certain foreign countries;
   - increases in tariffs, duties, price controls or other restrictions on foreign currencies; and
   -  trade barriers imposed by foreign countries.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In October 2001, a complaint was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters of the Company's initial public offering. The complaint was purportedly filed on behalf of a class or certain persons who purchased the Company's common stock between February 24, 2000 and December 6, 2000. The complaint alleges violations by the Company and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. Substantially similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The Company intends to vigorously defend against this action. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:
            3.1 Restated Certificate of Incorporation

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

                                         DIGITALTHINK, INC.
                                         (Registrant)

Date: February 8, 2002                   /s/ JON C. MADONNA
                                         ---------------------------------------
                                         Jon C. Madonna
                                         President & Chief Executive Officer
                                         (Principal Executive Officer)


Date: February 8, 2002                   /s/ MICHAEL W. POPE
                                         ---------------------------------------
                                         Michael W. Pope
                                         Vice President, Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------
           3.1       Restated Certificate of Incorporation