Form 10-K
period 2002-03-31
DIGITALTHINK INC
filed 2002-06-04
CIK 1100514

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-K
                               ------------------
        (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                             Commission File Number:

                               DIGITALTHINK, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                            94-3244366
          (State or other jurisdiction of             (I.R.S. Employer
           Incorporation or organization)            Identification No.)

  601 Brannan Street, San Francisco, California             94107
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of registrant's voting stock held by non-affiliates of registrant, based upon the closing sale price of the common stock on May 23, 2002, as reported on the Nasdaq National Market, was approximately $55.7 million. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of May 23, 2002: 40,987,547

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of certain sections of the Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K Report where indicated.
================================================================================

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

DigitalThink Overview

     We provide custom e-learning solutions designed to address the strategic business objectives of our customers by helping them to improve workforce development, sales force effectiveness and customer acquisition and retention. We can host and centrally manage software and content, significantly reducing our customers' learning infrastructure costs and enabling us to rapidly update or customize our courses. Our Web-based solutions deliver content on new initiatives, and products or processes to large, geographically dispersed groups who can access courses from anywhere, at anytime through a standard Web browser. Our instructional design approach encourages participants to interact with tutors through e-mail and the Internet. In addition, our solutions allow customers to generate revenue opportunities by offering branded e-learning solutions to their customers. We also offer Web-based tracking and reporting tools that our customers use to measure and evaluate participants' progress and the effectiveness of our learning programs. In addition, DigitalThink's deployed delivery option is targeted at companies that need an e-learning solution that resides within their own corporate environment.

     As of March 31, 2002, we had delivered courses to over 450 customers on more than 700 subjects in a variety of industries including technology, retail, healthcare, financial services and telecommunications. Our customers either pay us to develop custom courses for their specific requirements or select courses from our catalog, or both. Customers that have purchased solutions from us over the past fiscal year include Adobe Systems, the American Bankers' Association, Aspect Telecommunications, Automatic Data Processing, Charles Schwab, Circuit City, Cisco Systems, EDS, The Gallup Organization, Lincoln Financial, Kinko's, KPMG Consulting, Marsh, McDonald's, and Sun Microsystems.

Industry Background

     Today's businesses face rapidly changing environments characterized by increasing competition, economic globalization and technological change. To compete effectively, businesses must improve business processes, reduce operating costs, extend barriers to entry and shorten product development cycles. The emergence of the Internet as a business platform has accelerated these trends and presented new opportunities in many industries for leading companies to create a competitive advantage.

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

     In an attempt to address today's competitive business challenges, businesses are investing increasing amounts on learning and skills development. Based on annual industry report by Training Magazine in 2001, businesses spend nearly $56.8 billion annually on learning programs in the United States. As the Internet and e-learning continue to demonstrate measurable results for businesses, we believe investments will be dedicated to e-learning programs. To date most investment in corporate learning has been in in-person, instructor-led training programs. We have found that these traditional learning methodologies are less effective than e-learning for certain types of business purposes because they are:

     o Difficult to deploy across an organization and its extended enterprise. Many businesses find it difficult to effectively deliver up-to-date content in a timely and consistent manner to large, geographically-dispersed groups. The traditional solution of scheduling corporate education programs at specific times in single locations results in logistical challenges and opportunity costs that often lower participation rates and limit a company's ability to extend knowledge to its extended enterprise.

     o Difficult to customize and update. Instructor-led content is often prepared in advance to provide for the production and distribution of printed or videotaped materials, which are then updated at fixed intervals and delivered using an instructor-led, standardized curriculum of pre-scheduled meetings in set physical locations. As a result, print-based content cannot be updated and distributed to learners as rapidly as Web- based content, and instructor-led sessions using these materials may fail to incorporate the latest information on new products, strategies and processes for specific uses or customers.

     o Difficult to personalize on a large scale. Instructor-led learning programs are typically designed to address the needs of large groups, which can impair the effectiveness of the individual learning experience. If a participant cannot have his or her individual question answered or cannot access supplemental tutoring after the course sessions have concluded, learning may not actually occur. The cost of assembling a large group in a central location is often justified because of the economics of presenting material to a mass audience. Actual learning, by contrast, occurs on an individual level. The mass approach rarely provides sufficient time for individuals to ask questions, much less to be tutored and critiqued.

     o Unable to track and monitor learning effectiveness. Tracking student performance in traditional corporate classroom programs is avoided as it typically requires additional expenses for manual test administration, grading and recording.

     o Costly and slow. Traditional learning initiatives require prolonged absences of valuable employees due to travel to course locations and attendance at scheduled course meetings, resulting in significant opportunity costs due to lost work. In addition, course materials must be printed and delivered using traditional means. As a result, businesses are unable to continuously educate their extended enterprises on new products, strategies and processes in a timely manner. With e-learning, participants can learn at anytime from a computer, without having to schedule classrooms or meetings, and without having to travel to a classroom facility.

     In response to these limitations, many businesses are seeking more effective learning solutions. The Internet is transforming the corporate learning marketplace by offering innovative ways to design and deliver knowledge. According to International Data Corporation, the corporate e-learning market is projected to grow from $2.3 billion in 2000 to more than $18 billion in 2005. By leveraging the Internet, businesses can instantly and simultaneously deploy content to a broad, global audience. This content can be easily and continuously accessed, modified and refreshed and learning programs can be enhanced as participants use e-mail and chat rooms to establish interactive relationships with instructors and peers. Web-based technologies can also offer real-time tracking of participant performance.

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

The DigitalThink Solution

     We provide custom e-learning business solutions that produce measurable results for large enterprises, addressing the strategic imperative of knowledge as a driver of business performance. Executives of leading companies use our solutions to achieve business results that they can correlate to the learning. DigitalThink e-learning solutions combine customized and catalog content with tutors, a standards-based content delivery system, management and analysis technologies, and content development and editing tools. Our learning solutions are highly scalable, empowering companies to reach hundreds of thousands of globally dispersed people instantly.

     The key components of our solutions include:

     Award-Winning Content. DigitalThink works with organizations to create customized courseware and we develop courses of popular topics for our award-winning off-the-shelf catalog. Our learning strategists and instructional designers work with subject matter experts to build high quality courses that leverage adult learning theory and e-learning best practices, to create a learning experience and content that is consistently praised by learners, corporate customers, and independent evaluators. We create courses using a variety of different learning frameworks including problem-based, scenario-based and discovery-based learning. DigitalThink's focus is on creating learning that improves the knowledge, skills and performance of individuals, which in turn accelerates business performance.

     Interoperability. The DigitalThink Enterprise Gateway is a standards-based and secure protocol that facilitates seamless and reliable integration between a DigitalThink e-learning solution and a company's enterprise business applications, including enterprise resource planning (ERP), learning management
(LMS), human resource management (HRMS), e-commerce, and customer relationship management (CRM) systems. Enterprise Gateway employs industry-standard protocols (XML, SOAP) and best-of-breed security technologies.

     DigitalThink's commitment to interoperability and openness extends to learning delivery as well. Our Shareable Content Object Reference Model or SCORM-native learning delivery system enables companies to use DigitalThink to deliver any standards-based content, whether developed by their own resources, DigitalThink, or a third-party.

     World-Class Learning Environment. DigitalThink is focused on delivering learning to globally dispersed organizations in a fast, effective and convenient way--providing an entire enterprise with a single source for e-learning. In addition to delivering e-learning content, and tracking student progress at a detailed level, the DigitalThink learning delivery system creates a highly engaging learning experience, with a comprehensive learning community (discussion boards, tutor support, instant messaging), personalized learning paths, dynamic content navigation and many other performance-enhancing features. Unlike other systems that have added SCORM support as a surface feature, DigitalThink's learning delivery system was designed from the ground up to deliver SCORM- based content, making it the only SCORM-native delivery system available in e-learning today. The native implementation gives DigitalThink unique advantages in interoperability and scalability, and the ability to enhance standards-based content authored by customers, partners or other providers with the high-value learning environment capabilities available in DigitalThink-authored content.

     Interactive Tutor Support. Our courses are interactive, self-paced and can be accessed at any time. Most of our catalog courses and many of our custom courses are supported by online tutors who respond to student queries and grade submitted exercises, providing personalized feedback on their work. This worldwide network of tutors adds a highly valued human element to the learning experience. Our Platform enables us and our customers to accurately track response times and ensure that our tutors are achieving their response time targets.

     Delivery flexibility. Because DigitalThink recognizes that organizations have diverse needs and require multiple delivery methods for e-learning, we offer a variety of options:

     o DigitalThink's hosted delivery solution provides 24x7 access to e-learning and administrative tools from any Internet-connected computer in the world. Our hosted solution gives customers the lowest total cost of ownership, very short implementation cycles, the highest availability in the industry and virtually unlimited scalability to reach wide audiences.

     o DigitalThink's desktop delivery option is ideal for organizations with employee groups--or entire locations--that are not wired for the Internet.

     o DigitalThink's deployed delivery option is targeted at companies that need an e-learning solution that resides within their own corporate environment.

     All content developed for the DigitalThink platform can be available in one or more of these delivery modalities.

     Learning Management. Our Platform provides all the tools necessary to manage even the largest e-learning initiatives by enabling the instant launch and coordination of global, enterprise-wide e-learning initiatives--all via a standard Web browser. With the open catalog, standards-compliant content can be integrated and managed through the e-learning platform. Like other parts of the platform, learning management is easily configurable, allowing customization of business rules and look and feel. Batch enrollment and registration capabilities get an organization up and learning rapidly, and search functionality helps administrators manage large e-learning catalogs.

     Enterprise Reporting and Analysis Tools. We offer Web-based tools that are used by customers to track and monitor each participant's progress in order to measure course completion and knowledge acquisition. Managers can assess the performance of their employees and correlate this information with business results to evaluate the effectiveness of any course. The DigitalThink platform is industry-leading in the depth of usage and performance tracking, and includes powerful analysis tools to allow our enterprise customers to understand the usage and effectiveness of their e-learning programs and correlate learning with business results.

     Powerful E-Business Capability. Our highly scalable, flexible e-learning platform enables our customers and strategic resellers to develop revenue-generating businesses around our e-learning solutions. We put many of our customers into the "e-learning business" by giving them a platform to sell content and services to their customers or resellers. Customers come to DigitalThink to get into the e-learning business without installing any hardware or software because our service can operate entirely on our web-based platform. We implement these projects by delivering a combination of services and technologies to help our customer create a custom-hosted enterprise portal, tools for custom catalog creation, credit card authorization, and customized business logic and reports to provide a complete solution.

Strategy

     Our objective is to be the leading provider of custom e-learning solutions to large enterprises. Key elements of our strategy include:

     o Enhance our custom e-learning solutions. We intend to continually add functionality and features to enhance our comprehensive e-learning solutions to meet our customers' evolving needs. For example, we plan to integrate our services more closely with the internal systems of our customers to facilitate our customers' ability to correlate learning data, such as course completion rates and student assessment scores, with organizational and performance metrics. Examples of these performance metrics include sales per employee, customer satisfaction and manager evaluations. We also plan to devote significant resources to expanding the breadth of our course offerings and improving the reporting and tracking features of our solutions. In addition, we will partner with existing best of breed technologies to offer our customers solutions that will meet their needs quickly and effectively.

     o Develop long-term strategic relationships with our customers. We believe that e-learning solutions will become increasingly critical to a business' ability to compete successfully. As an existing provider of e-learning solutions, we become a strategic resource for our customers. We plan to extend our presence within our customers' enterprises by helping our customers understand the value and applicability of our solutions to a broad range of operational initiatives. In addition, we will continue to develop new e-learning solutions that are aligned with our customers' evolving business objectives.

     o Expand our course offerings. We intend to continually introduce new courses and leverage our existing courses across multiple customers and industries. In many instances, we will modify content developed for existing customers in order to provide similar courses to customers in different industries. This approach allows us to generate additional revenue opportunities while leveraging previous course development efforts.

     o Leverage development alliances and reseller relationships. We plan to grow both our direct and indirect sales channels to better service our existing markets and penetrate new markets. Our technology platform can be easily adapted to a variety of learning uses and our partners are building content to be hosted and delivered by us on behalf of their customer.

Customers

     Our customers can use our custom e-learning solutions to compress the learning cycle, increase knowledge throughout the extended enterprise, enhance brand equity and customer service and reduce operational costs.

     As of March 31, 2002, we have sold courses to over 450 customers, including many large corporations. Our customers use our custom e-learning solutions to address strategic business needs in three broad areas: workforce development, sales force effectiveness and customer acquisition & retention. A workforce development customer uses our e-learning solutions to achieve a particular strategic objective by teaching or reinforcing employee skills. Sales executives use e-learning to improve the sales performance of their internal or external sales channels by deploying skills and product education quickly into the field. Customer retention customers use our products and services to provide e-learning to their external customers as an attractive additional service or as a source of goodwill or brand enhancement.

Content and Courses

     We currently offer our customers more than 700 self-paced courses from our custom developed and e-learning catalog. Depending on topic area, each course consists of one to several hours of student work, including lessons, quizzes, interactive applets, simulations, and hands-on participant exercises which are graded and commented upon by our tutors before being returned via email to participants. All of our courses have been designed to take advantage of our e-learning environment and leverage Internet technologies, such as e-mail and discussion boards, in order to provide participants with an engaging learning experience and extensive interaction with our tutors. In addition to pre-developed courses, we develop customized content for our customers. These customized courses incorporate the significant domain knowledge of our clients and can be rapidly redesigned for other customers in the same industry. We typically retain intellectual rights to our content and can reuse elements of the courses for other customers.

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

     Content Delivery System

     We host the e-learning environments of our customers. By centralizing all infrastructure and hosting requirements, our customers derive the following significant benefits:

     o    customers do not need to install or manage any software;

     o content can be updated and infrastructure technology can be improved continuously without impacting our clients and at a minimal cost to us;

     o customers avoid the need to make significant investments in technology infrastructure such as servers, databases, technical staff or technical support; and

     o participants can access course content at anytime, from anywhere, through the use of a standard modem and Web browser.

     Deployed Solution

     DigitalThink's deployed delivery option is targeted at companies that need an e-learning solution that resides within their own corporate environment. Companies host their own learning management system and then add our content from either our catalog or custom courses we design for them, or both. This is a new feature that we are offering and is not yet significant in terms of revenue.

 System Architecture

     Our e-learning architecture is designed to scale rapidly to provide large student populations with tutor- supported e-learning content. In addition, we have developed our content delivery system using standard Internet technologies such as Java and HTML, facilitating the delivery of our content to our customers' Web browsers. We utilize a single code base to deliver content. As a result, any improvement made in our software for one customer automatically benefits all other customers.

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

     Collaboration Tools

     We host and make available to our customers proprietary and third-party collaboration tools, which currently include instant messaging software, e-mail solutions, chat rooms, discussion boards and real-time communications. These collaboration tools are designed to create a learning environment that fosters collaboration between peers and a high degree of interaction between participants and tutors.

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

     Full Integration with Corporate Infrastructures

     Our custom e-learning solutions can be fully integrated with our customers' corporate information technology systems, including their Web sites and intranets. As a result, course participants do not necessarily realize that they are accessing content hosted from our servers. Our integration layer provides adapters for learning management systems. We design our course content to be compatible with our customers' security concerns and bandwidth limitations. As a result, it is highly unusual for participants at our corporate clients to be unable to access our courses.

     Scalable Architecture

     Our system has been designed to scale rapidly and to consistently deliver content to large numbers of participants. We use extensive load testing to measure our system capacity and identify potential bottlenecks. Constant improvements to our system architecture continue to increase system capacity well beyond the current demands.

     High-Availability Systems

     Our systems have been designed to maximize availability, with redundancy in the areas in which we believe failures are most likely to occur. We have also implemented redundant network connections to the Internet, a load-balanced redundant Web server and a highly-redundant storage array to safeguard our information. In addition, locating our Web servers with Exodus, a Cable and Wireless Service, and a leading Web-hosting firm, provides us with backup power, constant monitoring, physical security, seismic resistance, fire suppression and climate control systems. We are vulnerable to certain types of failures, including catastrophic failure of the Exodus site due to natural disasters or other events and simultaneous failure of our primary and redundant systems. We are currently building a redundant site in Sacramento, California, to mitigate any risk with regards to a catastrophic failure at Exodus. The redundant site will be completed by the last half of fiscal 2003.

Sales and Marketing

     We sell our custom e-learning solutions primarily through our own direct sales organization. We also sell indirectly through channel partners and strategic alliance partners. Our direct sales organization focuses on developing long-term relationships with large corporate customers. Our channel partners, including Sun Educational Services, IBM, Red Hat and others, leverage their unique distribution models to reach differentiated industries, international markets and customer segments. We also have alliance relationships with EDS, KPMG and others, who work with us to jointly sell our custom e-learning solutions and resell our courses as components of their e-learning offerings targeted at specific industries.

Competition

     The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. As competition continues to intensify, we expect the e-learning market to undergo significant price competition and consolidation. We expect to face increasing price pressures from competitors as our potential customers demand more value for their education budgets and as our competitors become mature.

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

Employees

     As of March 31, 2002, we employed 464 persons. Of these employees, 218 were employed in course development, 114 in sales and marketing, 64 in research and development, 29 in Web delivery and customer support and 39 in general and administration. Each of our employees was granted options to purchase shares of our common stock upon joining us.

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

     We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In fiscal 2002, we had revenues of $43.4 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, and the uncertainty regarding the acceptance of e-learning, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

We have a significant business presence in India, and risks associated with doing business there could disrupt or harm our business.

     In order to reduce costs associated with course development, we have established a significant presence in India through two recent acquisitions. As of March 31, 2002, we had approximately 180 employees in India. Difficulties that we could encounter with our Indian operation or with other international operations that we may establish in the future include the following:

     o    difficulties in staffing and managing international operations;

     o    multiple, conflicting and changing governmental laws and regulations;

     o    difficulties in collecting accounts receivable;

     o    fluctuations in currency exchange rates;

     o political and economic instability, including the potential for more terrorist acts;

     o developments between the nations of India and Pakistan regarding the threat of war;

     o    adverse tax consequences;

     o    difficulties in protecting our intellectual property rights;

     o increases in tariffs, duties, price controls or other restrictions on foreign currencies; and

     o    trade barriers imposed by foreign countries.

     In particular, in recent months, the level of hostilities between India and Pakistan has significantly increased as both nations have increased their troop strength at the border. In addition, both India and Pakistan are known to possess nuclear weapons. In the event war between India and Pakistan were to occur, our operations in India could be materially and adversely effected. Recently, in light of the continuing escalation of tensions between India and Pakistan, the United States government has authorized the departure of non-essential personnel from India and the State Department has issued an advisory against travel to India.

     If we encounter these problems in connection with our operations in India, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

Our international presence could subject us to new risks because of currency and political changes, legal and cultural differences or economic instability.

     Our strategy includes international sales. Our current plans include continued sales overseas, which began during fiscal 2001, as well as the creation of a partner-based support infrastructure for customers around the world. In addition to our operations in India, we could be affected by political and monetary changes, including instability in the Middle East and Central Asia, European unification and the introduction of the Euro.

     This international presence will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing courses internationally. We could become subject to additional risks as we grow internationally, including:

     o    difficulties in staffing and managing international operations;

     o inability to develop content localized for international jurisdictions;

     o protectionist laws and business practices that favor local competition;

     o    multiple, conflicting and changing governmental laws and regulations;

     o    slower adoption of e-learning solutions;

     o    different learning styles;

     o    longer sales and payment cycles;

     o    difficulties in collecting accounts receivable;

     o    fluctuations in currency exchange rates;

     o    political and economic instability;

     o    adverse tax consequences;

     o little or no protection of our intellectual property rights in certain foreign countries;

     o increases in tariffs, duties, price controls or other restrictions on foreign currencies; and

     o    trade barriers imposed by foreign countries.

     If we encounter these problems in connection with our current and future sales growth internationally, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

We have a history of losses and a large accumulated deficit of $157.2 million at March 31, 2002. We expect future losses over the next three quarters and we may not achieve profitability within the timeframes public stockholders anticipate.

     We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next three quarters. Our accumulated deficit as of March 31, 2002 was $157.2 million. We have never achieved a profitable quarter and we expect to continue to incur quarterly losses as we expand our operations, invest in our technology, fund the development of new content and support our growth. In addition, we plan to continue to invest to develop and acquire new course offerings with new areas of expertise, which will increase operating expenses.

     We will need to increase our quarterly revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Demand for our products and services has been and may continue to be effected by adverse economic conditions affecting the information technology industry.

     The information technology industry has been in a period of economic decline during 2001 and 2002. This decline may be attributable in part to general weakness in the overall economy, which has led to reduced levels of investment by businesses in information technology products and systems. When businesses are reducing investment in technologies or slowing the rate of adoption of new technologies and systems, they have a reduced need for training of their employees, customers and others in the use of these systems. In addition, many of our current and potential customers have experienced adverse changes in their financial performance, whether as a result of the general weakening of the economy or other factors. Some companies may delay training initiatives or, if these companies continue to experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures overall before limiting other expenditures. As a result of these factors, and possibly also due to aftermath of the September 11 terrorist attacks, our new contract signings in the second half of fiscal 2002 were materially and adversely affected. Therefore, continuation of the economic downturn in the United States as well as continuation of the current adverse economic conditions in the information technology industry would harm our results of operations.

We may not be able to secure necessary funding in the future; additional funding may result in dilution to our stockholders

     We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our available cash resources and credit facility primarily to fund sales and marketing activities, research and development, and continued operations, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months. However, if our capital requirements increase materially from those currently planned or if revenues fall below our expectations, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

Our quarterly operating results are subject to fluctuations, which could cause our stock price to decline.

     Our revenue and operating results are volatile and difficult to predict and may be susceptible to declines in future periods. Our quarterly results of operations may fluctuate significantly in the future due to shortfalls in revenues or orders or the timing of orders. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In the event of a revenue or order shortfall or unanticipated expenses in some future quarter or quarters, our operating results may be below the expectations of public market analysts or investors. In such an event, the price of our common stock may decline significantly. Our operating expenses are largely fixed in the short term and based, to a significant degree, on our estimates of future revenue. We will likely be unable to, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would cause our quarterly results for a particular period to decline.

In recognizing revenue we depend on the timely achievement of various milestones, and our inability to recognize revenue in accordance with our expectations will harm our operating results.

     In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access from our Web site. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 53% of our total revenues for the year ended March 31, 2002. Our ability to recognize revenues from custom-tailored courses depends upon our customers providing us with subject matter experts and content to be incorporated into the courses as well as our completion of production and obtaining customer acceptance at each stage of development. Accordingly, if customers do not provide us with the subject matter experts or content in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

We are likely to be dependent upon a small group of major customers for a significant portion of our revenues, and changes in sales to these customers could harm our performance.

     We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if these customers slowed or cancelled purchases or delayed payment in any future fiscal period. For example, in fiscal 2002, our largest customer, EDS, accounted for 8.8% and another customer accounted for 15.5% of our total revenues of $43.4 million, or 25.9% and 12.6%, respectively, when excluding the forgiveness of a $10 million penalty associated with the restructuring of an agreement with EDS. We expect that EDS and other major customers will continue to account for a significant portion of our revenues during future fiscal periods. Accordingly, changes in these customers' businesses and in their views regarding the value of e-learning in general and our products and services in particular could harm our financial performance.

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

     The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months. In some cases the cycle has extended for close to two years. Because we rely on large sales for a substantial portion of our revenues, these long sales cycles can adversely effect our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include the time periods required for:

     o our education of potential customers about the benefits of our e-learning solutions;

     o our potential customers' assessment of the value of online solutions compared to traditional educational solutions;

     o    our potential customers' evaluation of competitive online solutions;
          and

     o    our potential customers' internal budget and approval processes.

     Our lengthy sales cycle limits our ability to forecast the timing and size of specific sales. This, in turn, makes it difficult to predict quarterly financial performance.

Our growth depends on hiring and retaining qualified personnel in a highly competitive employment market.

     The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly database engineers, course content developers, web designers and technical and sales personnel. We primarily rely on individual third parties to provide the majority of our tutoring and our ability to support our courses depends on the availability and competency of these third-party tutors. Education and Internet related industries create high demand for qualified personnel and candidates experienced in both areas are limited. Our failure to attract and retain sufficient skilled personnel may limit the rate at which we can grow, which will harm our business and financial performance.

The growth of our business requires wide acceptance of e-learning solutions.

     The market for e-learning solutions is new and rapidly evolving. A number of factors could impact the acceptance of our e-learning solutions, including:

     o    historic reliance on traditional education methods;

     o limited allocation of our customers' and prospective customers' education budgets to e-learning; and

     o    ineffective use of online learning solutions.

     Our e-learning solutions are new, largely untested and less familiar to prospective customers than more established education methods. If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and our stock price will likely decline.

We may fail to integrate adequately acquired products, third-party technologies and businesses.

     We regularly evaluate acquisition opportunities and have made, and are likely to make in the future, acquisitions that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. For example in August 2001 we acquired LearningByte International, a provider of custom e-learning courseware. In November 2001, we acquired TCT Technical Training Pvt. Ltd. ("TCT"), of Kolkata, India, a content developer of custom courseware. We may be unable to locate attractive opportunities to obtain access to technologies and products, or acquire any companies that we identify on attractive terms. Future acquisitions of companies, products or technologies could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could materially adversely affect our results of operations. Product and technology acquisitions or strategic partnerships entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which we have no or limited prior experience and the potential loss of key employees of acquired businesses. We may be unable to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future. Further, the revenues from the acquired businesses may not be sufficient to support the costs associated with those businesses without adversely affecting our operating margin in the future. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on our business and results of operations.

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

     The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. In recent months e-learning has received more attention and numerous new companies have entered the market. As a result, customers and potential customers have more choices. This challenges us to distinguish our offerings. If we fail to adapt to changes and the increased competition in our industry, we may lose existing customers or fail to gain new customers. No single competitor accounts for a dominant market share, yet competition is intense. We compete primarily with:

     o third-party suppliers of instructor-led education and learning;

     o internal education departments; and

     o other suppliers of technology-based learning solutions.

     Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our solution by comparison with solutions offered by other e-learning companies. These companies may include click2learn.com, Docent, IBM, NETg, Saba, Skillsoft, SmartForce and other regional web development organizations. We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. Larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

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

     Our strategy involves broadening the fields presently covered by our courses. In particular, to date we have been primarily focused on courses in the information technology area. We are currently planning to develop and introduce new course offerings in soft skills, financial services and other fields. These new course offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courses into these areas will depend in part on our ability to negotiate and execute content development relationships with recognized experts or leading corporations in the new fields. If we cannot locate these experts, we may fail to develop the courses that our current and future customers will demand. The failure to expand our course offerings to new fields could constrain our revenue growth and harm our future prospects.

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

If we release updated functionality or new products containing defects, we may need to reconfigure and re-release and our business and reputation would be harmed

     Products as complex as ours often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial deployment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before release to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. As is typical in the industry, with each release we have discovered errors in our products after introduction. We will not be able to detect and correct all errors before releasing our products commercially and these undetected errors could be significant. We cannot assure that these undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers, resulting in a decrease in our revenues.

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

     Our success is highly dependent on the consistent performance of our Internet and communications infrastructure. Our communications hardware and some of our other computer hardware operations are located at the facilities of Exodus, in Santa Clara, California. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins, earthquakes, fires, floods, other natural disasters or other similar disruptive problems could adversely affect the operation of our systems. Despite precautions we have taken, unanticipated problems affecting our systems in the future could cause interruptions or delays in the delivery of our courses.

     Our telecommunications vendor and Exodus together provide us with our Internet connection. Their failure to provide sufficient and timely data communications capacity and network infrastructure could cause service interruptions or slower response times, resulting in reduced customer demand for our courses and services. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. We could be required to make capital expenditures in the event of damage. Any system failures could adversely affect customer usage in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and commerce partners.

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

We have recently contracted with a third party to provide fully redundant systems to our live site outside the San Francisco Bay area. We are in the process of developing the redundant site, expected to be operational in the last half of fiscal 2003.

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our financial results

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet covering issues such as:

     o    user privacy;

     o    taxation;

     o    content;

     o    right to access personal data;

     o    copyrights;

     o    distribution; and

     o    characteristics and quality of services.

     The applicability of existing laws governing issues such as property ownership, copyrights, and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws, including some recently proposed changes, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

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

The price of our common stock has fluctuated significantly in the past and may continue to do so.

     Our common stock price has fluctuated significantly since our initial public offering in February 2000. While much of the fluctuation in our common stock price may be due to our business and financial performance, we believe that these fluctuations are also due to fluctuations in the stock market in general based on factors not directly related to our performance, such as general economic conditions or prevailing interest rates. As a result of these fluctuations in the price of our common stock, it is difficult to predict what the price of our common stock will be at any point in the future, and you may not be able to sell your common stock at or above the price that you paid for it.

We are subject to a pending legal proceeding and may become subject to additional proceedings and adverse determinations in these proceedings could harm our business.

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

     We believe that this action is without merit and intend to vigorously defend ourselves against it. Although we cannot presently determine the outcome of this action, an adverse resolution of this matter could significantly negatively impact our financial position and results of operations.

     We may be from time to time involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. An adverse resolution of these matters could significantly negatively impact our financial position and results of operations.

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

     Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     o A Shareholder Rights Plan that grants existing stockholders additional rights in the event that a single holder acquires greater than 15% of our shares;

     o a classified board of directors, in which our board is divided into three classes with three year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

     o a provision which prohibits our stockholders from acting by written consent without a meeting;

     o a provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and

     o a provision which requires advance notice of items of business to be brought before stockholders meetings.

     Amending any of the above provisions will require the vote of the holders of 66 2/3% of our outstanding common stock.

Item 2. Properties

     We are currently under agreement to lease a total of approximately 140,000 square feet of office space in three locations in San Francisco, California and one location in Alameda, California. Approximately 25,000 square feet of this office space is currently under construction and we will begin paying rent on that space in the first half of the 2003 fiscal year. In addition, we have approximately 25,000 square feet of leased building space in Minneapolis, Minnesota, which we have subleased, approximately 4,000 square feet of leased building space in Troy, Michigan, approximately 9,000 square feet of building space in San Diego California, approximately 3,000 square feet of leased office space in Chicago, Illinois, approximately 8,000 square feet of leased building space in the United Kingdom and a total of approximately 30,000 square feet of leased building space in India in the cities of Kolkata, Bangalore and Hyderabad. These leases expire at varying dates through 2016 and include renewals at our option.

     In March 2002, the Company took a $6.8 million charge as part of the restructuring charge, associated with leases related to excess or closed facilities, which represents the excess of the remaining lease obligations over estimated market value, net of anticipated sublease income. This action will consolidate our sales, administrative and content and technology development facilities from a total of approximately 244,000 square feet into approximately 100,000 square feet. Amounts accrued (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2016. As of March 31, 2002, seven sites have been vacated:
San Diego, California; Chislom, Minnesota; Detroit, Michigan; Alameda, California; two facilities in San Francisco, California and our office in the United Kingdom.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

     We did not have any matters submitted to a vote of security holders during the fourth quarter ended March 31, 2002.

                                   MANAGEMENT

Executive Officers of the Registrant

Jon C. Madonna .............   58     Chairman
Michael W. Pope ............   35     President and Chief Executive Officer
Robert J. Krolik ...........   33     Chief Financial Officer
Todd A. Clyde ..............   37     Vice President, Consulting and Alliances
Linda T. Drumright .........   41     Vice President, Engineering
Adam D. Levy ...............   40     Vice President, Human Resources and General Counsel
Umberto Milletti ...........   36     Vice President, Solutions Management
John M. Olmstead ...........   44     Vice President, Sales

     Jon C. Madonna has served as our Chairman since April 2002. Prior to that he was President from December 2000 to April 2002, Chief Executive Officer from August 2001 to April 2002 and a member of our board of directors since January 2000. From December 1998 to December 2000, Mr. Madonna was President and Chief Executive Officer of Carlson Wagonlit Travel, a leading business travel and expense management company. From January 1997 to October 1998, Mr. Madonna was Vice Chairman of The Travelers Group, a financial services and insurance company, and Vice Chairman of Travelers Property and Casualty and Chief Executive Officer of the Personal Lines business. Previously, Mr. Madonna was with KPMG Peat Marwick for 28 years, where he held numerous senior leadership positions, most recently as Chairman and CEO from 1990 to December 1996. Mr. Madonna holds a B.S. from the University of San Francisco.

     Michael W. Pope has served as our President and Chief Executive Officer since April 2002. Prior to that he was Vice President, Chief Financial Officer from October 1999 to April 2002. From June 1992 to October 1999, Mr. Pope served in various positions at Dionex Corporation, a manufacturer and marketer of chromatography systems and related products for chemical analysis, most recently as Chief Financial Officer from April 1994 to October 1999. Mr. Pope holds a B.A. in Quantitative Economics from Stanford University and a M.B.A. from the Haas School of Business at the University of California at Berkeley.

     Robert J. Krolik has served as Chief Financial Officer since April 2002. From March 2001 to April 2002 he was Corporate Controller. Prior to that he was Chief Financial Officer of Karna LLC from September 1999 to March 2001. From April 1997 to September 1999 he was Director of Finance of SRI Consulting. From July 1991 to March 1997 he held various positions at Arthur Andersen, most recently as manager from July 1996 to March 1997. Mr. Krolik holds a B.B.A. in Finance from the University of Texas at Austin. He is also a Certified Public Accountant.

     Todd A. Clyde has served as Vice President, Consulting and Alliances since January 2001. Prior to that he was Vice President, Learning Solutions from March 1998 to December 2000. From October 1986 to March 1998, Mr. Clyde held several positions with Anderson Consulting, most recently Senior Manager. Mr. Clyde holds a B.A. in Management Science from the University of California at San Diego.

     Linda T. Drumright has served as Vice President, Engineering since October 1999. From August 1998 to October 1999, Ms. Drumright served Vice President, Budgeting, Planning and Forecasting Application Product Development for Hyperion Solutions Corporation, a developer of enterprise analytic application software. Prior to that, from July 1997 to August 1998, she was the Senior Director of the Tools and Applications Division at Arbor Software Corp., a database software developer, and from June 1990 to July 1997, she held several technical positions, including Senior Manager, at Sybase, Inc. Ms. Drumright holds a B.A. in Computer Science from the University of California at Berkeley.

     Adam D. Levy has served as Vice President, Human Resources and General Counsel since October 2001. Prior to that he was General Counsel from February 1999 to October 2001. From September 1994 through October 1999, Mr. Levy was an Associate at the law firm of Wilson Sonsini Goodrich and Rosati. Mr. Levy holds a B.A. in Economics from Haverford College and a J.D. from Georgetown University.

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

     John M. Olmstead has served as Vice President, Sales since March 2001. From April 1986 to March 2001 he was Vice President, Global Sales, Central Region for UUNET & CompuServe Network Services. Prior to that he was National Account Executive for Basic Computer/MicrOhio from March 1982 to March 1986. Mr. Olmstead holds a Bachelor of Science and Systems from Taylor University.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stock Matters

     Our Common Stock is traded on the Nasdaq National Market System under the symbol DTHK. The following table sets forth, for the period indicated, the low and high last reported prices per share for our Common Stock as reported by the Nasdaq National Market.

                                 Fiscal Year ended           Fiscal Year ended
                                   March 31, 2002             March 31, 2001
                                  Low          High          Low           High
                              ----------   -----------   -----------   -----------
   First quarter ..........     $ 5.51       $ 10.10       $ 15.00       $ 42.13
   Second quarter .........     $ 6.81       $ 15.00       $ 28.38       $ 60.00
   Third quarter ..........     $ 6.32       $ 11.34       $  9.50       $ 44.25
   Fourth quarter .........     $ 2.20       $ 11.50       $  6.88       $ 18.38

     As of May 23, 2002 there were approximately 7,000 holders of record of DigitalThink Common Stock.

     No dividends have been paid on the Common Stock since inception and we currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying cash dividends in the foreseeable future.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2002, including the 1996 ISO Stock Plan and 2000 Nonstatutory Stock Plan.

                                                                                                           (c)
                                                                                                  Number of securities
                                                       (a)                        (b)            remaining available for
                                              Number of securities         Weighted average       future issuance under
                                                to be issued upon          exercise price of    equity compensation plans
                                             exercise of outstanding     outstanding options,     (excluding securities
Plan Category                             options, warrants and rights    warrants and rights    reflected in column(a)
-------------                             ----------------------------    -------------------    ----------------------
Equity compensation plans approved by
security holders .......................            5,731,132                    $8.67                  2,217,466
Equity compensation plans not approved
by security holders ....................            1,244,480(1)                 $9.76                    225,520
                                                    ---------                                           ---------
Total ..................................            6,975,612                                           2,472,986
                                                    =========                                           =========

------------
(1) Issued pursuant to our 2000 Nonstatutory Stock Option Plan, which does not require the approval of and has not been approved by our shareholders. See description of the 2000 Nonstatutory Stock Option Plan below.

2000 Nonstatutory Stock Option Plan

     On December 14, 2000, the Board of Directors approved the 2000 Nonstatutory Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for the granting of non-qualified stock options to employees and consultants at the fair market value of our common stock as of the date of grant. Options granted under the 2000 Plan generally vest at a rate of 1/4th after twelve months and 1/48th per month thereafter, however, the vesting schedule can change on a grant-by-grant basis. The 2000 Plan provides that vested options may be exercised for 3 months after termination of employment and for 12 months after termination of employment as a result of death or disability. We may select alternative periods of time for exercise upon termination of service. The 2000 Plan permits options to be exercised with cash, check, certain other shares of our stock or consideration received by us under a "cashless exercise" program. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 2000 Plan provides that each outstanding option will be assumed or substituted for by the successor corporation. If such substitution or assumption does not occur, each option will fully vest and become exercisable. There are 1,500,000 shares of common stock reserved under the Plan, and 255,520 shares remaining for future issuance.

Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                              Year Ended March 31,
                                                     ----------------------------------------------------------------------
                                                         1998          1999          2000           2001           2002
                                                     -----------   -----------   ------------   ------------   ------------
                                                                     (In thousands, except per share data)
Revenues:
Delivered Learning fees (1) ......................    $    148      $  1,034      $   4,994      $  17,978      $  20,401
 Learning Solution services (1) ..................          52           813          5,821         20,680         22,955
                                                      --------      --------      ---------      ---------      ---------
   Total revenues ................................         200         1,847         10,815         38,658         43,356
                                                      --------      --------      ---------      ---------      ---------
Costs and expenses:
 Cost of Delivered Learning fees .................         363           855          2,409          5,509          6,619
 Cost of Learning Solution services ..............          39           361          3,337         11,211         11,934
 Content research and development ................         886         1,657          4,082          6,092          7,094
 Technology research and development .............         665         1,005          3,687         11,791         11,318
 Selling and marketing ...........................       1,400         2,970         11,596         23,105         21,208
 General and administrative ......................         419           622          2,342          6,046          7,355
 Depreciation ....................................          83           236            915          3,190          5,274
 Amortization of warrants ........................          --            --             --         13,131         11,003
 Stock-based compensation * ......................          --            58          3,663          5,432          1,888
 Amortization of goodwill and other
   intangibles ...................................          --            --             --          3,602          7,208
 Write-off of in-process research and
   development ...................................          --            --             --          7,118             --
 Impairment of goodwill ..........................          --            --             --             --         10,437
 Acquisition related charges .....................          --            --             --             --          5,792
 Restructuring charge ............................          --            --             --             --          9,778
                                                      --------      --------      ---------      ---------      ---------
   Total costs and expenses ......................       3,855         7,764         32,031         96,227        116,908
                                                      --------      --------      ---------      ---------      ---------
Loss from operations .............................      (3,655)       (5,917)       (21,216)       (57,569)       (73,552)
Penalty income recognized (1) ....................          --            --             --             --         10,000
Interest and other income ........................         186           166          1,055          5,344          1,911
                                                      --------      --------      ---------      ---------      ---------
Net loss .........................................    $ (3,469)     $ (5,751)     $ (20,161)     $ (52,225)     $ (61,641)
                                                      --------      --------      ---------      ---------      ---------
Accretion of redeemable convertible preferred
 stock ...........................................    $  1,669      $  3,518      $   7,593      $      --      $      --
                                                      --------      --------      ---------      ---------      ---------
Loss attributable to common shareholders .........    $ (5,138)     $ (9,269)     $ (27,754)     $ (52,225)     $ (61,641)
                                                      --------      --------      ---------      ---------      ---------
Basic and diluted loss per common share ..........    $  (1.27)    $   (2.26)     $   (3.87)     $   (1.51)     $   (1.61)
                                                      --------     ---------      ---------      ---------      ---------
Shares used in basic and diluted loss per
 common share ....................................       4,036         4,095          7,164         34,524         38,176
                                                      --------     ---------      ---------      ---------      ---------
Pro forma basic and diluted loss per common
 share(2) ........................................    $     --     $   (0.56)     $   (1.09)     $   (1.51)     $   (1.61)
                                                      ========     =========      =========      =========      =========
Shares used in pro forma basic and diluted net
 loss per common share (3) .......................          --        16,687         25,412         34,524         38,176
                                                      ========     =========      =========      =========      =========

                                                                                  March 31,
                                                   ------------------------------------------------------------------------
                                                       1998          1999           2000           2001            2002
                                                   -----------   ------------   ------------   ------------   -------------
Balance Sheet Data:
Cash and cash equivalents and marketable
 securities ....................................    $  2,862      $   9,455      $  96,698      $  64,038      $   31,110
Working capital ................................       2,615          8,353         92,316         54,640          12,137
Total assets ...................................       3,580         11,330        110,176        111,687         136,272
Redeemable convertible preferred stock .........       9,329         24,583             --             --              --
Accumulated deficit ............................      (6,305)       (15,573)       (43,327)       (95,552)       (157,193)
Total stockholders' equity (deficit) ...........    $ (6,298)     $ (15,505)     $  97,880      $  89,127      $  109,726
(*) Stock-based compensation: ..................
    Cost of Delivered Learning fees ............    $     --      $       3      $     143      $     121      $       28
    Cost of Learning Solution services .........          --              4            318            500             165
    Content research and development ...........          --              4             72             76              34
    Technology research and development ........          --             13            473          1,329             555
    Selling and marketing ......................          --             25          1,042          1,391             451
    General and administrative .................          --              9          1,615          2,015             655
                                                    --------      ---------      ---------      ---------      ----------
   Total .......................................    $     --      $      58      $   3,663      $   5,432      $    1,888
                                                    ========      =========      =========      =========      ==========

------------
(1) Reflects the forgiveness of the penalty associated with the restructuring of an agreement with EDS resulting in a reduction of revenues of $8.8 million and $1.2 million for Delivery Learning fees and Learning Solution services, respectively, and $10 million of penalty income recognized in the fiscal year ended March 31, 2002.
(2) Pro forma basic and diluted loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period and the weighted average number of common shares resulting from the assumed conversion of outstanding shares of redeemable convertible preferred stock.
(3) Shares used in pro forma basic and diluted net loss per common share assumes the conversion of preferred stock into an equivalent number of shares of common stock at time of issuance.

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

Overview

     We provide online learning courses and services, which we refer to as custom e-learning solutions. We were founded in April 1996. In fiscal 1997, we invested in both course content development and research and development as we built our course offerings and technology, releasing our first course in the later part of fiscal 1997. Since fiscal 1998, we have made significant investments in content research and development, sales and marketing activities, technology research and development, Web delivery, and customer support. We have also experienced significant headcount increases during this period. We grew from 40 employees on March 31, 1998 to 235 on March 31, 2000 to 441 on March 31, 2001 and to 464 employees as of March 31, 2002. Our revenues increased from $200,000 in fiscal 1998, to $1.8 million in fiscal 1999, to $10.8 million in fiscal 2000, to $38.7 million in fiscal 2001, and to $43.4 million in fiscal 2002.

Sources of Revenues and Revenue Recognition Policy

     We deliver our custom e-learning solutions through a catalog of existing courses and through customized content tailored to the specific needs of our customers. We refer to the individuals taking courses as participants. Customized e-learning courses have accounted for, and we expect will continue to account for, a significant portion of our total revenues.

     We generate revenues by delivering courses included in our course catalog as well as delivering our customized e-learning courses to participants. Customers that enter into Delivered Learning contracts provide participants with access to our online courses and tutor support. Additionally, customers are provided with access to management systems that allow them to track and monitor participants' performance. Delivered Learning contracts typically allow for a specific number of registered participants, based on a per participant fee. These contracts also typically limit the period of time over which participants can register for and complete an online course. We begin recognizing these Delivered Learning fees when a participant registers for a course. These fees are recognized ratably over the time period a participant has access to the course, which is typically six months. Customers typically pay for the courses in advance of the anticipated timeframe of course registration and do not receive refunds for the unused portion of the available registrations agreed to in the contract. In cases where we allow unlimited access to our courses for a specific period of time, revenue is recognized ratably over the term of the contract.

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

     We have a limited operating history, which makes it difficult to forecast future operating performance. Although our revenues have grown in recent years, this growth rate may not be sustainable. In addition, we have never been profitable and expect to incur significant net losses in the foreseeable future as we increase our content research and development, technology research and development, selling and marketing, and general and administrative expenses.

     We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next three quarters. We expect that these losses will result in large part from our ongoing emphasis on course development and sales and marketing activities. As of March 31, 2002, we had an accumulated deficit of $157.2 million. In addition, we derive a significant portion of our revenues from a limited number of customers and the percentage of our revenues from any one customer can be material. For example, in fiscal 2002, our largest customer, EDS, accounted for 8.8% and another customer accounted for 15.5% of our total revenues of $43.4 million, or 25.9% and 12.6%, respectively, when excluding the forgiveness of a $10 million penalty associated with the restructuring of an agreement with EDS. We expect that EDS and other major customers will continue to account for a significant portion of our revenues during future fiscal periods. Sales to our largest customer comprised 10% of our revenues in fiscal 2001. Sales to our largest customer comprised 32% of our revenues in fiscal 2000. In fiscal 1999, no customer accounted for more than 10% of our revenues.

Stock-Based Compensation

     Deferred stock compensation represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price at the date of grant. We recorded deferred stock compensation of $390,000 in fiscal 1999, and $11.3 million in fiscal 2000, and $1.6 million in fiscal 2001 in connection with an acquisition. These amounts are being amortized over the four-year vesting period of the options using the multiple option approach. Stock-based compensation expense of, $3.7 million was recorded in fiscal 2000, $5.4 million was recorded in fiscal 2001, and $1.9 million was recorded in fiscal 2002. See Note 8 of Notes To Consolidated Financial Statements.

Net Operating Loss Carryforwards

     From inception through March 31, 2001, we incurred net losses for federal and state income tax purposes and have not recognized any income tax provision or benefit. As of March 31, 2002, we had $87.1 million of federal and $84.7 million of state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2012 and 2005 for federal and state purposes, respectively. Given our limited operating history and losses incurred to date, coupled with difficulty in forecasting future results, a full valuation allowance has been recorded. Furthermore, as a result of changes in our equity ownership from our preferred stock offerings and initial public offering, utilization of net operating losses and tax credits may be subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The degree of any such limitation cannot presently be estimated. To date, we have not performed an evaluation to determine if such a limitation exists, and we may not perform such an evaluation until and unless we are profitable in the future. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 6 of Notes To Consolidated Financial Statements.

Acquisition of Arista Knowledge Systems

     On July 6, 2000 DigitalThink, Inc. acquired Arista Knowledge Systems, Inc. ("Arista"), a company providing Internet-based learning management systems. DigitalThink issued approximately 746,000 shares of DigitalThink common stock in exchange for outstanding stock, options and warrants of Arista. The total cost of the acquisition, including transaction costs, was approximately $26.3 million. The acquisition was accounted for as a purchase business combination; accordingly the results of operations of Arista have been included with the Company's results of operations since July 6, 2000. Of the purchase price, $7.1 million represented purchased in-process technology that was estimated to be 70% complete in its development at the time of acquisition. The in-process technology represented a turnkey solution for education and knowledge distribution systems that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. The value of intangibles was based upon management's estimates of after tax cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocations to core technology and in-process research and development, were consistent with the contribution of final products; (iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date of the transaction, and only cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group. A discount rate of 28% was used for the in-process technology. Intangible assets acquired are being amortized on a straight-line basis over a period of up to four years.

Acquisition of LearningByte International

     Effective August 28, 2001, the Company acquired LearningByte International, Inc. ("LBI"), a provider of custom e-learning courseware, in exchange for an agreement to issue approximately 4.7 million shares of DigitalThink common stock and assume approximately 500,000 warrants outstanding, for a total purchase price of approximately $68 million, including transaction costs. The acquisition of LBI was accounted for by the purchase method; accordingly the results of operations of LBI have been included with the Company's results of operations since the effective date of the acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations and based on an independent appraisal of the fair value of the acquired intangible assets. Identifiable intangible assets acquired of $6.8 million are being amortized on a straight-line basis over a weighted average period of 4.6 years. Goodwill will not be amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, Business Combinations.

     In connection with the LBI acquisition, the Company recorded a charge of $5.8 million comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition of LBI and $0.5 million for severance-related costs.

Acquisition of TCT Technical Training Pvt. Ltd.

     Effective November 16, 2001, the Company acquired TCT Technical Training Pvt. Ltd. ("TCT"), of Kolkata, India, a content developer of custom courseware. DigitalThink acquired all the outstanding shares of TCT for $500,000 in cash after we received governmental approval in November 2001. TCT has been acting exclusively as a contractor to the Company since April 2001, when the transaction was first announced. Upon acquisition, $215,000 was recorded as an intangible that will be amortized over one year, and $285,000 represented the net fair market value of tangible assets acquired and liabilities assumed. The acquisition of TCT was accounted for by the purchase method. TCT's results of operations have been included in the Company's results of operations since the effective date of the acquisition.

Strategic Alliance with Electronic Data Systems Corporation

     On July 11, 2000 the Company entered into an agreement with EDS pursuant to which EDS was issued two separate performance warrants to purchase shares of DigitalThink common stock. Under the terms of the first warrant, EDS could earn warrants to purchase up to 862,955 shares of DigitalThink common stock exercisable at $29 per share. The warrant could have been earned when EDS delivered third-party customers from the United States prior to July 31, 2003, which generated a total of $50 million of contractually committed revenue to DigitalThink recognizable by July 31, 2005. The warrants expired October 31, 2003. This warrant contained a significant disincentive for non-performance. If EDS failed to deliver the full $50 million of contracted, United States revenue by July 31, 2003, EDS agreed to pay DigitalThink $5 million.

     Under the terms of the second warrant, EDS could earn warrants for up to 690,364 shares of DigitalThink common stock exercisable at $29 per share. The warrant could have been earned when EDS delivered third-party customers from outside the United States prior to July 31, 2003, which generated a total of $50 million of contractually committed revenue to DigitalThink recognizable by July 31, 2005. The warrants expired October 31, 2003. This warrant contained a significant disincentive for non-performance. If EDS failed to deliver the full $50 million of contracted, non-United States revenue by July 31, 2003, EDS agreed to pay DigitalThink $5 million.

     The Company calculated a fixed non-cash charge of $38 million related to this transaction, based on the fair value of the warrants issued. A portion of the warrant vested at the date of the transaction resulting in an immediate charge of $4.9 million. Amortization of the remaining warrant expense would occur over three years from July 2000 through July 2003, in proportion to the amount of revenue generated under the agreement, or on a straight-line basis, whichever is faster. Through March 31, 2002, amortization was recorded on a straight-line basis totaling $24.1 million.

     On March 27, 2002, DigitalThink restructured the agreement entered into with EDS, whereby EDS has surrendered its vested and unvested warrants to purchase shares of DigitalThink common stock and DigitalThink has forgiven the $10 million total non-performance penalty associated with these warrants. Therefore, a charge of approximately $10 million was recorded as a reduction of revenue and a credit of approximately $10 million was recorded as other income.

Impairment of Goodwill and Other Long-Lived Assets

     As part of our ongoing review of the Company's operations and financial performance, we performed an assessment of the carrying value of the our long-lived assets to be held for use including goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The conclusion of that assessment was that the value of the technology purchased associated with the Arista acquisition was no longer being utilized in current product offerings and was not part of the product roadmap for the future. As a result, we recorded charges of $10.4 million to write off the Arista goodwill during the fourth quarter of fiscal 2002 as it no longer had any recoverable value.

     In addition, it is likely we may incur additional reductions in goodwill upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Strategic Initiative--Restructuring Charge

     Since the middle of fiscal year 2002, the Company and its industry have experienced a progressive downturn, the primary direct cause of which has been a decrease in new training initiatives and a decrease in expenditures by most Fortune 2000 companies. The Company believes that this decrease can be attributable to, among other things: (a) constrained capital markets; and (b) other factors, including the general economic business slowdown and other higher priority objectives at potential clients. The result has been a decrease in the overall demand for e-learning training. In response, buyers are exhibiting caution when making significant expenditures. Moreover, as the economic slowdown continues, the Company's current customers delayed committed projects to reduce their spending. Consequently, the impact of the slowdown on the Company's business is magnified, as it faces declining sales as the result of its customers' declining business and the resulting adjustment to their spending levels.

     In March 2002 we initiated a strategic initiative, under which we restructured our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations. We recorded total restructuring charges of $9.8 million as part of our strategic initiative, which included the following:

     o Reducing our workforce by approximately 80 employees, mainly within the learning services organization, resulting in a $700 thousand severance charge. Approximately $400 thousand was paid in March 2002, and approximately $300 thousand will be paid in the first and second quarters of fiscal 2003.

     o Consolidating our sales, administrative and content and technology development facilities through building and site closures, from a total of approximately 244,000 square feet into approximately 100,000 square feet. As of March 31, 2002, seven sites have been vacated: San Diego, California; Chislom, Minnesota; Detroit, Michigan; Alameda, California; two facilities in San Francisco, California and our office in the United Kingdom. Property and equipment that was disposed or removed from operations resulted in a charge of $2.3 million and consisted primarily of leasehold improvements, computer equipment and furniture and fixtures. In addition, we incurred a charge of $6.8 million associated with leases related to excess or closed facilities, which represents the excess of the remaining lease obligations over estimated market value, net of anticipated sublease income. Amounts accrued (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2016.

                       HISTORICAL RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statement of operations.

                                                                          Year Ended March 31,
                                                              ---------------------------------------------
                                                                   2000            2001            2002
                                                              -------------   -------------   -------------
Revenues:
 Delivered Learning fees (1) ..............................         46.2%           46.5%           47.1%
 Learning Solution services (1) ...........................         53.8            53.5            52.9
                                                                  ------          ------          ------
   Total revenues .........................................        100.0%          100.0%          100.0%
                                                                  ------          ------          ------
Costs and expenses:
 Cost of Delivered Learning fees ..........................         22.3            14.3            15.2
 Cost of Learning Solution services .......................         30.9            29.0            27.5
 Content research and development .........................         37.7            15.8            16.4
 Technology research and development ......................         34.1            30.5            26.1
 Selling and marketing ....................................        107.2            59.8            48.9
 General and administrative ...............................         21.7            15.6            17.0
 Depreciation .............................................          8.5             8.3            12.2
 Amortization of warrants .................................           --            34.0            25.4
 Stock-based compensation .................................         33.9            14.1             4.4
 Amortization of goodwill and other intangibles ...........           --             9.3            16.6
 Write-off of in-process research and development .........           --            18.4              --
 Impairment of goodwill ...................................           --              --            24.1
 Acquisition related charges ..............................           --              --            13.3
 Restructuring charges ....................................           --              --            22.6
                                                                  ------          ------          ------
   Total costs and expenses ...............................        296.3           249.1           269.7
                                                                  ------          ------          ------
Loss from operations ......................................       (196.3)         (149.1)         (169.7)
Penalty income recognized (1) .............................           --              --            23.1
Interest and other income .................................          9.8            13.8             4.4
Net loss ..................................................       (186.5)%        (135.3)%        (142.2)%

------------
(1) Reflects the forgiveness of the penalty associated with the restructuring of an agreement with EDS resulting in a reduction of revenues of $8.8 million and $1.2 million for Delivery Learning fees and Learning Solution services, respectively, and $10 million of penalty income recognized in the fiscal year ended March 31, 2002.

Comparison of Fiscal 2001 and Fiscal 2002

     Revenues

     Revenues increased from $38.7 million in fiscal 2001 to $43.4 million for fiscal 2002, reflecting the forgiveness of a penalty associated with the restructuring of an agreement with EDS of approximately $10 million. In fiscal 2002, Delivered Learning fees represented 47% of revenues and Learning Solution services represented 53% of revenues. This is compared to fiscal 2001, during which Delivered Learning fees represented 47% of revenues and Learning Solution services represented 53% of revenues.

     Delivered Learning Fees

     Delivered Learning fees increased from $18.0 million in fiscal 2001 to $20.4 million in fiscal 2002, reflecting the forgiveness of a penalty associated with the restructuring of an agreement with EDS of approximately $8.8 million, as the number of customers increased from 366 to 458, and overall course registration increased. In addition, we also increased the number of catalog courses we offered from 257 to 317 and the number of custom courses from 222 to 459. We expect that the number of courses and customers will continue to increase as our content development projects progress.

 Learning Solution Services

     Learning Solution service revenues increased from $20.7 million in fiscal 2001 to $23.0 million in fiscal 2002, reflecting the forgiveness of a penalty associated with the restructuring of our agreement with EDS of approximately $1.2 million, as the number of projects and dollar size of projects increased. We expect that both Delivered Learning fees and Learning Solutions services revenue will continue to account for a similarly significant proportion of our total revenues in the near term.

     We market our products primarily through our direct sales force in the United States. We also market our products through indirect channels including resellers, consulting firms, customers, co-developers, and Internet portals. Internationally, we have begun developing relationships with third-party integrators and resellers. To date, our international revenues have been less than 5% of total revenue.

Costs and Expenses

     Cost of Delivered Learning Fees

     Cost of Delivered Learning fees include personnel related costs, maintenance and facility costs required to operate our Web site and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees increased from $5.5 million in fiscal 2001 to $6.6 million in fiscal 2002. This increase was attributable to increased personnel on average throughout the year and rental equipment related expenses required for a greater number of courses and an increased number of participants. In addition, a greater number of customers and courses required additional support from tutors to provide timely online responses to participants. Headcount, which excludes third-party tutors related to Cost of Delivered Learning fees, decreased from 36 employees at March 31, 2001 to 29 employees at March 31, 2002.

     Cost of Learning Solution Services

     Cost of Learning Solution services consists primarily of personnel related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services increased from $11.2 million in fiscal 2001 to $11.9 million in fiscal 2002, due primarily to the need for additional contractors throughout the year to meet demand for the development of custom courses. Headcount decreased from 116 employees at March 31, 2001 to 56 at March 31, 2002.

     Content Research and Development

     Content research and development costs are expensed as incurred in accordance with SFAS No. 86, and represent costs to develop catalog courses, including personnel related costs, content acquisition costs and content editing. Content research and development expenses increased from $6.1 million in fiscal 2001 to $7.1 million in fiscal 2002. This increase was due to higher content acquisition fees related to the purchase of additional content and the hiring of additional personnel primarily engaged in catalog course development. Headcount in content research and development increased from 57 employees at March 31, 2001 to 218 employees at March 31, 2002 due to the acquisitions of TCT and LBI during the year. Management believes that continued investment in content development and content acquisition is essential to expand our business. As a result, we expect these expenses to increase in future periods.

     Technology Research and Development

     Technology research and development expenses consist primarily of personnel related costs in connection with product development efforts of underlying technology. Technology research and development expenses decreased from $11.8 million in fiscal 2001 to $11.3 million in fiscal 2002. This decrease was due to the reduction in headcount during the year, from 73 employees at March 31, 2001 to 64 employees at March 31, 2002.

     Selling and Marketing

     Selling and marketing expenses consist primarily of personnel related costs, commissions, advertising and other promotional expenses, royalties paid to authors, and travel and entertainment expenses. Selling and marketing expenses decreased from $23.1 million in fiscal 2001 to $21.2 million in fiscal 2002. This decrease reflects the reduction in headcount offset by higher commissions associated with increased revenues. Headcount in sales and marketing decreased from 116 at March 31, 2001 to 58 employees at March 31, 2002. We expect selling and marketing expenses will remain flat as we reevaluate our marketing efforts and review our promotional activities.

     General and Administrative

     General and administrative expenses consist primarily of personnel related costs, occupancy costs and professional service fees. General and administrative expenses increased from $6.0 million in fiscal 2001 to $7.4 million in fiscal 2002. This increase was due to an increase in personnel related costs, higher occupancy costs and fees related to professional services. Headcount decreased from 43 employees at March 31, 2001 to 39 employees at March 31, 2002.

     Amortization of Goodwill and Other Intangibles

     Amortization of goodwill and other intangibles totaled $3.6 million in fiscal 2001 associated with the acquisition of Arista. Amortization totaled $7.2 million in fiscal 2002 related to amortization of goodwill and other intangibles associated with the acquisition of Arista, and amortization of other intangibles associated with the acquisition of LBI.

     Amortization of warrants

     The Company recorded amortization of $13.1 million in fiscal 2001 and $11.0 million in fiscal 2002 in connection with the strategic alliance with EDS and the two separate performance warrants to purchase shares of the Company's common stock.

     Goodwill Impairment

     As part of our ongoing review of the Company's operations and financial performance, we performed an assessment of the carrying value of the our long-lived assets to be held for use including goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The conclusion of that assessment was that the value of the technology purchased associated with the Arista acquisition was no longer being used in the current product offerings and was not part of the product roadmap for the future. As a result, we recorded charges of $10.4 million to write off the Arista goodwill during the fourth quarter of fiscal 2002 as it no longer had any recoverable value.

     Acquisition and Other Related Charges

     Expenses related to the acquisition of LBI and other related charges totaled $5.8 million in fiscal 2002 and are comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition, and approximately $500,000 for severance-related costs for redundancies. The write-off of internal use software related to one significant project that was put into service during fiscal 2002 to better enable content development by the Company and clients, but was determined to be obsolete given LBI's technology.

     Restructuring

     In March 2002 we initiated a strategic initiative, under which we restructured our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations. We recorded total restructuring charges of $9.8 million as part of our strategic initiative, which included the following:

     o Reducing our workforce by approximately 80 employees, mainly within the learning services organization, resulting in a $700 thousand severance charge. Approximately $400 thousand was paid in March 2002, and approximately $200 thousand will be paid in the first and second quarters of fiscal 2003.

     o Consolidating our sales, administrative and content and technology development facilities through building and site closures, from a total of approximately 244,000 square feet into approximately 100,000 square feet. As of March 31, 2002, seven sites have been vacated: San Diego, California; Chislom, Minnesota; Detroit, Michigan; Alameda, California; two facilities in San Francisco, California and our office in the United

          Kingdom. Property and equipment that was disposed or removed from operations resulted in a charge of $2.3 million and consisted primarily of leasehold improvements, computer equipment and furniture and fixtures. In addition, we incurred a charge of $6.8 million associated with leases related to excess or closed facilities, which represents the excess of the remaining lease obligations over estimated market value, net of anticipated sublease income. Amounts accrued (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2016.

     Write-off of In-Process Research and Development

     On July 6, 2000 DigitalThink, Inc. acquired Arista. Of the purchase price, $7.1 million represented purchased in-process technology that was estimated to be 70% complete in its development at the time of acquisition. The in-process technology represented a turnkey solution for education and knowledge distribution systems that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon consummation of the acquisition. The value of intangibles was based upon management's estimates of after tax cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocations to core technology and in-process research and development, were consistent with the contribution of final products; (iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date of the transaction, and only cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group. A discount rate of 28% was used for the in-process technology. Intangible assets acquired will be amortized on a straight-line basis over a period of up to four years.

     Stock-Based Compensation

     Stock-based compensation expense totaled $5.4 million in fiscal 2001 and $1.9 million in fiscal 2002.

     Penalty Recognized

     On March 27, 2002, DigitalThink restructured the agreement entered into with EDS, whereby EDS surrendered its vested and unvested warrants to purchase shares of DigitalThink common stock and DigitalThink forgave the $10.0 million total non-performance penalty associated with this agreement. Therefore, a charge of approximately $10 million was recorded as a reduction of revenue and a credit of approximately $10.0 million was recorded as other income.

     Net Loss

     The net loss increased from $52.2 million in fiscal 2001 to $61.6 million in fiscal 2002.

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

     Amortization of Goodwill and Other Intangibles

     Amortization totaled $3.6 million in fiscal 2001 associated with the acquisition of Arista. No amortization was recorded in fiscal 2000.

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

                             June 30,   September 30,   December 31,   March 31,
                               2000          2000           2000          2001
                            ---------- --------------- -------------- -----------
Revenues:
Delivered Learning
 fees (1) .................   $2,395        $3,322         $ 5,460      $ 6,801
Learning Solution
 services (1) .............    3,867         5,438           5,327        6,048
                              ------        ------         -------      -------
Total revenues ............    6,262         8,760          10,787       12,849
Costs and expenses:
Cost of Delivered
 Learning fees ............    1,012         1,331           1,521        1,645
Cost of Learning
 Solution services ........    2,281         2,932           2,981        3,017
Content research and
 development ..............    2,820         1,125           1,062        1,085
Technology research
 and development ..........    2,142         2,778           3,435        3,436
Selling and marketing .....    3,921         5,736           6,585        6,863
General and
 administrative ...........    1,174         1,498           1,558        1,816
Depreciation ..............      562           771             922          935
Amortization of
 warrants .................       --         7,629           2,751        2,751
Stock-based
 compensation .............    1,549         1,656           1,182        1,045

                             June 30,   September 30,   December 31,    March 31,
                               2001          2001           2001          2002
                            ---------- --------------- -------------- ------------
Revenues:
Delivered Learning
 fees (1) .................  $ 7,778       $ 8,239         $ 7,397      $ (3,013)
Learning Solution
 services (1) .............    7,232         7,045           6,410         2,268
                             -------       -------         -------      --------
Total revenues ............   15,010        15,284          13,807          (745)
Costs and expenses:
Cost of Delivered
 Learning fees ............    1,795         1,775           1,567         1,482
Cost of Learning
 Solution services ........    3,363         3,375           3,023         2,173
Content research and
 development ..............    1,382         1,919           1,862         1,931
Technology research
 and development ..........    3,246         3,153           2,603         2,316
Selling and marketing .....    7,210         5,390           4,676         3,932
General and
 administrative ...........    1,758         1,790           1,604         2,203
Depreciation ..............    1,067         1,443           1,308         1,456
Amortization of
 warrants .................    2,751         2,751           2,751         2,750
Stock-based
 compensation .............      628           541             469           250

                              June 30,    September 30,   December 31,   March 31,
                                2000           2000           2000          2001
                            ------------ --------------- -------------- -----------
Amortization of
 goodwill and other
 intangibles ..............         --          1,201          1,201        1,200
Write-off of in-process
 research and
 development ..............         --          7,118             --           --
Impairment of goodwill              --             --             --           --
Acquisition and other
 related charges ..........         --             --             --           --
Restructuring charge ......         --             --             --           --
                                    --          -----          -----        -----
Total costs and
 expenses .................     15,461         33,775         23,198       23,793
                                ------         ------         ------       ------
Interest and other
 income ...................      1,549          1,434          1,317        1,044
Penalty income
 recognized (1) ...........         --             --             --           --
                                ------         ------         ------       ------
Net loss ..................   $ (7,650)     $ (23,581)     $ (11,094)    $ (9,900)
                              ========      =========      =========     ========

                              June 30,    September 30,   December 31,    March 31,
                                2001           2001           2001           2002
                            ------------ --------------- -------------- -------------
Amortization of
 goodwill and other
 intangibles ..............      1,201          1,794          2,114          2,099
Write-off of in-process
 research and
 development ..............         --             --             --             --
Impairment of goodwill              --             --             --         10,437
Acquisition and other
 related charges ..........         --          5,792             --             --
Restructuring charge ......         --             --             --          9,778
                                 -----          -----          -----         ------
Total costs and
 expenses .................     24,401         29,723         21,977         40,807
                                ------         ------         ------         ------
Interest and other
 income ...................        829            578            324            180
Penalty income
 recognized (1) ...........         --             --             --         10,000
                                ------         ------         ------         ------
Net loss ..................   $ (8,562)     $ (13,861)      $ (7,846)     $ (31,372)
                              ========      =========       ========      =========

------------
(1) Reflects the forgiveness of the penalty associated with the restructuring of an agreement with EDS resulting in a reduction of revenues of $8.8 million and $1.2 million for Delivery Learning fees and Learning Solution services, respectively, and $10 million of penalty income recognized in the fiscal year ended March 31, 2002.

Critical Accounting Policies

     Management has evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believes those policies to be reasonable and appropriate. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. We believe that the following accounting policies are both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments.

     Revenue Recognition. The Company has two types of revenue: Delivered Learning fees and Learning Solution services. Delivered Learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six months. Delivered Learning fees are recognized ratably over this access period. Learning Solution services revenue consists of revenue from fixed-price contracts, which require the accurate estimation of the value, scope and duration of each course hour. Revenue for these projects is recognized on percentage of completion, in accordance with AICPA Statement of Position (SOP) 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. The percentage of completion is based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts are made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future learning services margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

     Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We review, with assistance from our sales team, the ability of our customers to pay the indebtedness. We provide an allowance for doubtful accounts for all specific receivables that we judge to be unlikely of collection. In addition, we record an estimated reserve based on the size and age of all receivable balances against which we have not established a specific reserves. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding customer's credit worthiness known to us. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Goodwill and Other Acquired Intangibles. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective April 1, 2002 the Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2003, and then on a periodic basis thereafter. It is likely we may incur additional reductions in goodwill upon adoption of SFAS No. 142. During the year ended March 31, 2002, the Company recorded an impairment loss related to goodwill of $10.4 million associated with the Arista acquisition.

     Operating Leases. We have many operating lease agreements related to our office buildings throughout the United States, the United Kingdom and India. The agreements qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, and, as such, the assets are not included on our balance sheet. We believe we will be able to meet our obligations under the agreements, but if we default on our commitments and are unable to remedy the default quickly enough, the lessors may terminate all remaining commitments and demand payment equal to the lessor's net present value of all future lease payments. If we default on the leases and are required to make payment, this will decrease our cash available for working capital and could require us to find alternate facilities on terms that may not be as favorable as the current arrangement. As of March 31, 2002, we were in compliance with all covenants. For further information on these leases, please refer to our "Commitments" section under "Liquidity and Capital Resources" and Note 12 of our Notes to Consolidated Financial Statements.

     We have chosen to account for our common stock incentive awards under the intrinsic value method, in accordance with Accounting Principles Board (APB) Opinion No. 25. This accounting policy is applied consistently for all years presented. Our operating results would have been affected if other alternatives were used. Information about the impact on our operating results of using APB Opinion No. 25 is included in Note 8 of our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     Through February 25, 2000, we historically satisfied our cash requirements primarily through private placements of equity securities, raising since inception a total of $45.1 million. On February 25, 2000, we completed our initial public offering and concurrent private placements raising a total of $78.7 million, net of expenses. See Note 8 of Notes to Consolidated Financial Statements. As of March 31, 2002, we had cash and cash equivalents of $29.5 million compared to $30.5 million on March 31, 2001. In addition, on March 31, 2002 we had investments in marketable securities of $1.6 million, compared to $33.5 million on March 31, 2001.

     Net cash used in operating activities totaled $10.5 million for fiscal 2000, $20.2 million for fiscal 2001, and $19.0 million for fiscal 2002. Cash used in operating activities resulted from net operating losses in each of the periods and changes in operating assets and liabilities. To date, we have met our operating expense requirements primarily from the proceeds of our equity offerings. Deferred revenue decreased from $11.5 million at March 31, 2001 to $7.0 million at March 31, 2002. Deferred revenue results from customer prepayments of Delivered Learning fees and Learning Solutions services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met.

     Net cash used in investing activities totaled $49.4 million in fiscal 2000, $5.8 million in fiscal 2001, and net cash provided by investing activities totaled $17.1 in fiscal 2002. The source of cash resulted from the sales of marketable securities offset by the acquisition of capital assets, including hardware for our Web site, computer and office equipment, and platform development costs, and purchases of marketable securities.

     Cash provided by financing activities totaled $105.3 million in fiscal 2000, $1.7 million in fiscal 2001, and $1.2 in fiscal 2002. The sources in fiscal 2000 were attributable to both the issuance of preferred stock in November 1999 and our initial public offering and private placement in February 2000. The sources in fiscal 2001 and fiscal 2002 were the proceeds received from issuance of common stock through the exercise of options and the employee stock purchase plan.

     In December 2001 we entered into a $5 million line of credit agreement, expiring in December 2002, and had available $2.8 million from this line of credit as of March 31, 2002. Subsequent to March 31, 2002, the balance on the line of credit of $2.2 million was repaid.

     The company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through fiscal 2007 and thereafter. Future lease payments under the operating lease agreements are approximately as follows:

Fiscal Year Ending March 31,          (000's)
  2003 ..........................     $7,196
  2004 ..........................      6,677
  2005 ..........................      6,554
  2006 ..........................      6,710
  2007 ..........................      6,722
  Thereafter ....................     27,585
                                      ------
  Total .........................    $61,444
                                     =======

     We believe our existing cash resources and available borrowings are sufficient to finance our presently anticipated operating expenses and working capital requirements for at least the next twelve months. Our future liquidity and capital requirements will depend on numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products, and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Actual resources sought may differ materially. We may seek to sell additional equity or debt securities or secure a larger bank line of credit. The sale of additional equity or debt securities could result in additional dilution to our stockholders. Currently, we have no other immediately available sources of liquidity. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until years beginning after June 30, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending June 30, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the financial statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning April 1, 2002. During the first half of fiscal year 2003, we will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We are currently assessing the impact, if any, of SFAS 142 on our financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to adopt SFAS No. 143 for our fiscal year beginning April 1, 2003. We are currently assessing the impact, if any, of SFAS No. 143 on our financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to adopt SFAS 144 for our fiscal year beginning April 1, 2002. We are currently assessing the impact, if any, of SFAS 144 on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

     The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors.

Interest Rate Risk

     As of March 31, 2002, we had cash and cash equivalents of $29.5 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally the Company had marketable securities, classified as available for sale, with maturities greater than three months totaling $1.6 million. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase or decrease in market interest rates of 10% from the market rates in effect at March 31, 2002 would cause the fair value of these investments to change by an immaterial amount. Declines in interest rates over time would result in lower interest income.

Foreign Currency and Exchange Rate Risk

     Almost all of our revenues recognized to date have been denominated in U.S. dollars and are primarily from the United States. However, a portion of our future revenue may be derived from international customers. Revenues from these customers may be denominated in the local currency of the applicable countries. As a result, our operating results could become subject to significant foreign currency fluctuations based upon changes in exchange rates in relation to the U.S. dollar.

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

Item 8. Consolidated Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                             -----
Independent Auditors' Report .............................................................   38
Consolidated Balance Sheets as of March 31, 2001 and 2002 ................................   39
Consolidated Statements of Operations for the years ended March 31, 2000, 2001 and 2002 ..   40
Consolidated Statement of Stockholders' Equity (Deficit) for the years ended March 31,
   2000, 2001 and 2002 ...................................................................   41
Consolidated Statements of Cash Flows for the years ended March 31, 2000, 2001 and 2002 ..   42
Notes to Consolidated Financial Statements ...............................................   43

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
DigitalThink, Inc.

     We have audited the accompanying consolidated balance sheets of DigitalThink, Inc. and subsidiaries as of March 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DigitalThink, Inc. and subsidiaries at March 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                        DELOITTE & TOUCHE LLP

San Jose, California
April 23, 2002

                      DIGITALTHINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                        As of March 31,
                                                                                 -----------------------------
                                                                                      2001            2002
                                                                                 --------------   ------------
                                                               ASSETS
Current assets:
 Cash and cash equivalents ...................................................     $ 30,512        $   29,470
 Marketable securities .......................................................       33,526             1,640
 Accounts receivable, net of allowance for doubtful accounts of $247 and $484,
   respectively ..............................................................        9,027             5,779
 Prepaid expenses and other current assets ...................................        4,118             1,675
                                                                                   ---------       ----------
    Total current assets .....................................................       77,183            38,564
Restricted cash and deposits .................................................        3,833             4,083
Property and equipment, net ..................................................       15,061            18,325
Goodwill and other intangible assets .........................................       15,610            75,300
                                                                                   ---------       ----------
    Total assets .............................................................     $111,687        $  136,272
                                                                                   =========       ==========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ............................................................     $  4,471        $    3,569
 Accrued liabilities .........................................................        6,524            13,238
 Borrowings under line of credit .............................................           --             2,577
 Deferred revenues ...........................................................       11,548             7,043
                                                                                   ---------       ----------
    Total current liabilities ................................................       22,543            26,427
Long-term liabilities ........................................................           17               119
Commitments and contingencies (Note 12)
Stockholders' equity:
 Common stock -- $0.001 per share value; 250,000 shares authorized;
   issued and outstanding 34,999 in 2001 and 40,452 in 2002 ..................      187,583           267,814
Deferred stock compensation ..................................................       (3,099)             (631)
Stockholders' notes receivable ...............................................             (9)             --
Accumulated other comprehensive income .......................................          204              (264)
Accumulated deficit ..........................................................      (95,552)         (157,193)
                                                                                   ----------      ----------
Total stockholders' equity ...................................................       89,127           109,726
                                                                                   ----------      ----------
Total liabilities and stockholders' equity ...................................     $111,687        $  136,272
                                                                                   ==========      ==========

          See accompanying notes to consolidated financial statements.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                              Year Ended March 31,
                                                                   ------------------------------------------
                                                                       2000           2001           2002
                                                                   ------------   ------------   ------------
Revenues:
 Delivered Learning fees .......................................    $   4,994      $  17,978      $  20,401
 Learning Solution services ....................................        5,821         20,680         22,955
                                                                    ---------      ---------      ---------
    Total revenues .............................................       10,815         38,658         43,356
                                                                    ---------      ---------      ---------
Costs and expenses:
 Cost of Delivered Learning fees ...............................        2,409          5,509          6,619
 Cost of Learning Solution services ............................        3,337         11,211         11,934
 Content research and development ..............................        4,082          6,092          7,094
 Technology research and development ...........................        3,687         11,791         11,318
 Selling and marketing .........................................       11,596         23,105         21,208
 General and administrative ....................................        2,342          6,046          7,355
 Depreciation ..................................................          915          3,190          5,274
 Amortization of warrants ......................................           --         13,131         11,003
 Stock-based compensation* .....................................        3,663          5,432          1,888
 Amortization of goodwill and other intangibles ................           --          3,602          7,208
 Write-off of in-process research and development ..............           --          7,118             --
 Impairment of goodwill ........................................           --             --         10,437
 Acquisition related charges ...................................           --             --          5,792
 Restructuring charge ..........................................           --             --          9,778
                                                                    ---------      ---------      ---------
    Total costs and expenses ...................................       32,031         96,227        116,908
                                                                    ---------      ---------      ---------
Loss from operations ...........................................      (21,216)       (57,569)       (73,552)
Penalty income recognized (Note 13) ............................           --             --         10,000
Interest and other income ......................................        1,055          5,344          1,911
                                                                    ---------      ---------      ---------
Net loss .......................................................      (20,161)     $ (52,225)     $ (61,641)
                                                                    =========      =========      =========
Accretion of redeemable convertible preferred stock ............    $   7,593      $      --      $      --
                                                                    ---------      ---------      ---------
Loss attributable to common stockholders .......................      (27,754)     $ (52,225)     $ (61,641)
                                                                    ---------      ---------      ---------
Basic and diluted loss per common share ........................    $   (3.87)     $   (1.51)     $   (1.61)
                                                                    ---------      ---------      ---------
Shares used in basic and diluted loss per common share .........        7,164         34,524         38,176
                                                                    ---------      ---------      ---------
Pro forma basic and diluted loss per common share ..............    $   (1.09)     $   (1.51)     $   (1.61)
                                                                    =========      =========      =========
Shares used in pro forma basic and diluted net loss per
 common share ..................................................       25,412         34,524         38,176
                                                                    =========      =========      =========
(*) Stock-based compensation:
  Cost of Delivered Learning fees ..............................    $     143      $     121      $      28
  Cost of Learning Solution services ...........................          318            500            165
  Content research and development .............................           72             76             34
  Technology research and development ..........................          473          1,329            555
  Selling and marketing ........................................        1,042          1,391            451
  General and administrative ...................................        1,615          2,015            655
                                                                    ---------      ---------      ---------
    Total ......................................................    $   3,663      $   5,432      $   1,888
                                                                    =========      =========      =========

          See accompanying notes to consolidated financial statements.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   Years ended March 31, 2000, 2001 and 2002
                                (in thousands)

                                                   Common stock
                                              ----------------------  Deferred Stock
                                                Shares     Amount      Compensation
                                              --------- ------------ ----------------
Balances, March 31, 1999 ....................  $ 4,131    $    400      $    (332)
Components of comprehensive income: .........
 Net loss ...................................       --          --             --
   Total comprehensive income ...............
 Exercise of stock options ..................      707         506             --
 Accretion for redemption value on
  Series A, B, C and D preferred stock ......       --          --             --
 Conversion of preferred stock to
  common stock ..............................   22,815      58,242             --
 Common stock issued for cash in
  initial public offering and
  concurrent private placement, net
  of issuance costs .........................    6,135      78,728             --
 Deferred stock compensation ................       --      11,284        (11,284)
 Amortization of deferred stock
  compensation ..............................       --          --          3,663
                                               -------    --------      ---------
Balances, March 31, 2000 ....................   33,788     149,160         (7,953)
Components of comprehensive income:
 Net loss ...................................       --          --             --
 Change in unrealized gain on available-
  for-sale investments ......................       --          --             --
 Translation adjustment .....................       --          --             --
   Total comprehensive income ...............
 Exercise of stock options ..................      525         480             --
 Employee stock purchase plan ...............      100       1,187             --
 Stockholders' notes receivable .............       --          --             --
 Forfeited and unvested options .............       --        (974)           974
 Amortization of deferred stock
  compensation ..............................       --          --          5,432
 Amortization of warrants ...................       --      13,131             --
 Issuance of common stock and
  assumption of stock options in
  connection with acquisition ...............      586      24,599         (1,552)
                                               -------    --------      ---------
Balances, March 31, 2001 ....................   34,999    $187,583      $  (3,099)
Components of comprehensive income:
 Net loss ...................................       --          --             --
 Change in unrealized gain on available-
  for-sale investments ......................       --          --             --
 Translation adjustment .....................       --          --             --
   Total comprehensive income ...............
 Exercise of stock options and warrants .....      516         993             --
 Employee stock purchase plan ...............      228       1,629             --
 Repayment of stockholders' notes
  receivable ................................       --          --             --
 Forfeited and unvested options .............       --        (580)           580
 Amortization of deferred stock
  compensation ..............................       --          --          1,888
 Amortization of warrants ...................       --      11,003             --
 Issuance of common stock and
  assumption of warrants in connection
  with acquisition ..........................    4,709      67,186             --
                                               -------    --------      ---------
Balances, March 31, 2002 ....................   40,452    $267,814      $    (631)
                                               =======    ========      =========

                                                                   Accumulated
                                                                      Other
                                                 Stockholders'    Comprehensive    Accumulated
                                               Notes Receivable       Income         Deficit         Total
                                              ------------------ --------------- -------------- ---------------
Balances, March 31, 1999 ....................        $--             $   --        $  (15,573)     $(15,505)
Components of comprehensive income: .........
 Net loss ...................................         --                 --           (20,161)      (20,161)
                                                                                                   --------
   Total comprehensive income ...............                                                       (20,161)
                                                                                                   --------
 Exercise of stock options ..................         --                 --                --           506
 Accretion for redemption value on
  Series A, B, C and D preferred stock ......         --                 --            (7,593)       (7,593)
 Conversion of preferred stock to
  common stock ..............................         --                 --                --        58,242
 Common stock issued for cash in
  initial public offering and
  concurrent private placement, net
  of issuance costs .........................         --                 --                --        78,728
 Deferred stock compensation ................         --                 --                --            --
 Amortization of deferred stock
  compensation ..............................         --                 --                --         3,663
                                                     ---             ------        ----------      --------
Balances, March 31, 2000 ....................         --                 --           (43,327)       97,880
Components of comprehensive income:
 Net loss ...................................         --                 --           (52,225)      (52,225)
 Change in unrealized gain on available-
  for-sale investments ......................         --                177                --           177
 Translation adjustment .....................         --                 27                --            27
                                                                                                   --------
   Total comprehensive income ...............                                                       (52,021)
                                                                                                   --------
 Exercise of stock options ..................         --                 --                --           480
 Employee stock purchase plan ...............         --                 --                --         1,187
 Stockholders' notes receivable .............           (9)              --                --              (9)
 Forfeited and unvested options .............         --                 --                --            --
 Amortization of deferred stock
  compensation ..............................         --                 --                --         5,432
 Amortization of warrants ...................         --                 --                --        13,131
 Issuance of common stock and
  assumption of stock options in
  connection with acquisition ...............         --                 --                --        23,047
                                                     -----           ------        ----------      ----------
Balances, March 31, 2001 ....................        $(9)            $  204        $  (95,552)     $ 89,127
Components of comprehensive income:
 Net loss ...................................         --                 --           (61,641)      (61,641)
 Change in unrealized gain on available-
  for-sale investments ......................         --               (165)               --          (165)
 Translation adjustment .....................         --               (303)               --          (303)
                                                                                                   ----------
   Total comprehensive income ...............                                                       (62,109)
                                                                                                   ----------
 Exercise of stock options and warrants .....         --                 --                --           993
 Employee stock purchase plan ...............         --                 --                --         1,629
 Repayment of stockholders' notes
  receivable ................................          9                 --                --             9
 Forfeited and unvested options .............         --                 --                --            --
 Amortization of deferred stock
  compensation ..............................         --                 --                --         1,888
 Amortization of warrants ...................         --                 --                --        11,003
 Issuance of common stock and
  assumption of warrants in connection
  with acquisition ..........................         --                 --                --        67,186
                                                     -----           ------        ----------      ----------
Balances, March 31, 2002 ....................        $--             $ (264)       $ (157,193)     $109,726
                                                     =====           ======        ==========      ==========

          See accompanying notes to consolidated financial statements.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                     Year Ended March 31,
                                                                         ---------------------------------------------
                                                                              2000            2001            2002
                                                                         -------------   -------------   -------------
Cash flows from operating activities:
 Net loss ............................................................     $ (20,161)      $ (52,225)      $ (61,641)
 Adjustments to reconcile net loss to net cash used in
   operating activities: .............................................
   Depreciation ......................................................           915           3,190           5,274
   Amortization of deferred stock compensation .......................         3,663           5,432           1,888
   Amortization of warrants ..........................................            --          13,131          11,003
   Amortization of goodwill and other intangibles ....................            --           3,602           7,208
   Impairment of goodwill ............................................            --              --          10,437
   Restructuring charges .............................................            --              --           2,333
   Acquisition related charges .......................................            --              --           5,328
   Write-off of in-process research and development ..................            --           7,118              --
   Changes in assets and liabilities: ................................
    Accounts receivable ..............................................        (4,207)         (3,705)          4,078
    Prepaid expenses and other current assets ........................          (758)         (1,705)          2,427
    Accounts payable .................................................         1,868           1,868          (2,433)
    Accrued liabilities ..............................................         2,307             652           1,397
    Deferred revenues ................................................         5,869           4,456          (6,294)
                                                                           ---------       ---------       ---------
      Net cash used in operating activities ..........................       (10,504)        (18,186)        (18,995)
                                                                           ---------       ---------       ---------
Cash flows from investing activities: ................................
 Restricted cash .....................................................            --          (2,033)           (250)
 Purchases of property and equipment .................................        (5,781)        (12,404)        (14,402)
 Net cash paid in acquisition ........................................            --          (1,732)           (169)
 Purchases of marketable securities ..................................       (43,644)        (52,799)        (17,300)
 Proceeds from maturities of marketable securities ...................            --          61,117          49,186
 Other assets ........................................................            27              --               9
                                                                           ---------       ---------       ---------
      Net cash (used in) provided by investing activities ............       (49,398)         (7,851)         17,074
                                                                           ---------       ---------       ---------
Cash flows from financing activities: ................................
 Proceeds from sale of preferred stock ...............................        26,067              --              --
 Payments of notes payable ...........................................            --              --          (1,440)
 Proceeds from sale of common stock ..................................        79,234           1,668           2,622
                                                                           ---------       ---------       ---------
      Net cash provided by financing activities ......................       105,301           1,668           1,182
                                                                           ---------       ---------       ---------
Effect of exchange rate changes on cash and cash equivalents .........            --              27            (303)
Net increase(decrease) in cash and cash equivalents ..................        45,399         (24,342)         (1,042)
Cash and cash equivalents, beginning of year .........................         9,455          54,854          30,512
                                                                           ---------       ---------       ---------
Cash and cash equivalents, end of year ...............................     $  54,854       $  30,512       $  29,470
                                                                           =========       =========       =========
Supplemental disclosure of cash flow information:
 Cash paid for interest ..............................................     $      --       $      --       $      41
Supplemental disclosure of noncash investing and financing
 activities:
 Unrealized gain/(loss) on marketable securities .....................     $      --       $     177       $    (165)

          See accompanying notes to consolidated financial statements.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of DigitalThink Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

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

     Marketable Securities

     At March 31, 2002 all short-term marketable securities were due in one year or less and consisted of the following (in thousands):

                                                                          Gross                Gross           Estimated
                                                          Cost      Unrealized Gains     Unrealized Losses     Fair Value
                                                       ---------   ------------------   -------------------   -----------
Short-Term Investments Government agencies .........    $1,652             $--                 $ (12)            $1,640

     At March 31, 2001 all short-term marketable securities were due in one year or less and consisted of the following (in thousands):

                                                     Gross                Gross           Estimated
                                    Cost       Unrealized Gains     Unrealized Losses     Fair Value
                                 ----------   ------------------   -------------------   -----------
Short-Term Investments
 Commercial paper ............    $18,015            $ 47                  $--             $18,062
 Government agencies .........     15,334             130                   --              15,464
                                  -------            ----                  ---             -------
                                  $33,349            $177                  $--             $33,526
                                  =======            ====                  ===             =======

     The Company classifies these investments as available for sale. Unrealized gains or losses are included in a separate component of stockholders' equity. Realized gains and losses are computed based on the specific determination method and were not material during any of the periods presented.

     Restricted Cash and Deposits

     Restricted cash and deposits represent deposits held as collateral relating to operating leases and letters of credit.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies -- (Continued)

     Concentration of Credit Risk

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short term investments and accounts receivable. The Company invests its excess cash in deposits with major banks, in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings. No losses have been experienced on such investments.

     Accounts receivable are unsecured, and the Company is at risk to the extent that such amounts become uncollectible. The Company closely monitors its outstanding receivable balances on an on-going basis. At March 31, 2001, one account represented 21% of gross accounts receivable, although less than 30 days outstanding. At March 31, 2002, one account represented 23% of gross accounts receivable, although less than 30 days outstanding.

     In fiscal 2000, one customer accounted for 32% of total revenues. In fiscal 2001, one customer accounted for 10% of total revenues. In fiscal 2002, our largest customer, EDS, accounted for 8.8% and another customer accounted for 15.5% of our total revenues of $43.4 million, or 25.9% and 12.6%, respectively, when excluding the forgiveness of a $10 million penalty associated with the restructuring of an agreement with EDS.

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

     Goodwill

     Goodwill is recorded when the consideration paid for acquisitions exceeds the estimated fair value of identifiable net tangible and intangible assets acquired. Goodwill related to acquisitions occurring prior to July 1, 2001 and other acquisition-related intangibles are amortized on a straight-line basis up to four years. Goodwill and other acquisition-related intangibles are reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     As part of our ongoing review of the Company's operations and financial performance, we performed an assessment of the carrying value of the our long-lived assets to be held for use including goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The conclusion of that assessment was that the value of the technology purchased associated with the Arista acquisition was no longer being used in the current product offerings and was not part of the product roadmap for the future. As a result, we recorded charges of $10.4 million to write off the Arista goodwill during the fourth quarter of fiscal 2002 as it no longer had any recoverable value.

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

                      DIGITALTHINK, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies -- (Continued)

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

     Content research and development

     Expenses charged to operations as incurred include course development personnel related costs. Course development expenses and subject matter expert payments to course authors are expensed as incurred, in accordance with SFAS No. 86, as the recoverability of such costs against future revenues is uncertain.

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

                      DIGITALTHINK, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies -- (Continued)

     Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until years beginning after June 30, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending June 30, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the financial statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning April 1, 2002. During the first half of fiscal year 2003, we will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We are currently assessing the impact, if any, of SFAS 142 on our financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to adopt SFAS No. 143 for our fiscal year beginning April 1, 2003. We are currently assessing the impact, if any, of SFAS No. 143 on our financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to adopt SFAS 144 for our fiscal year beginning April 1, 2002. We are currently assessing the impact, if any, of SFAS 144 on our financial position and results of operations.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies -- (Continued)

     Comprehensive Income

     The Company is required to report comprehensive income in the financial statements, in addition to net income. The primary differences between net income and comprehensive income are foreign currency translation adjustments and net unrealized gains or losses on securities available for sale.

     Reclassification

     Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.

2. Business Combinations

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

            In-process research and development ........................    $  7,118
            Acquired technology, workforce intangible and goodwill            19,212
            Intrinsic value of unvested Arista options assumed .........       1,552
            Tangible assets acquired ...................................       1,718
            Liabilities assumed ........................................      (3,269)
                                                                            --------
            Net assets acquired ........................................    $ 26,331
                                                                            ========

     The consideration given in the acquisition of Arista was as follows:

  DigitalThink common stock ...................    $20,523
  Stock options assumed .......................      3,976
  Net cash paid ...............................      1,732
  Transaction costs ...........................        100
                                                   -------
  Total purchase price ........................    $26,331
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

     The following unaudited pro forma results of operations for the years ended March 31, 2000 and 2001 give effect to the acquisition as if it had occurred at the beginning of fiscal 2000. The pro forma results of operations exclude the $7.1 million of nonrecurring charges that were recorded in conjunction with the acquisition (in thousands, except per share amounts):

                      DIGITALTHINK, INC. AND SUBSIDIARIES

2. Business Combinations -- (Continued)

                                                                 Years Ended March 31,
                                                            -------------------------------
                                                                 2000             2001
                                                            --------------   --------------
         Net revenues ...................................     $   10,832       $   38,658
         Loss from operations ...........................     $   26,189       $   62,061
         Net loss .......................................     $  (25,406)      $  (58,353)
         Basic and diluted loss per share attributable to
          common shareholders ...........................     $    (4.61)      $    (1.69)

     Effective August 28, 2001, the Company acquired LearningByte International, Inc. ("LBI"), a provider of custom e-learning courseware, in exchange for approximately 4.7 million shares of DigitalThink common stock and assume approximately 500,000 warrants outstanding, for a total purchase price of approximately $68 million, including transaction costs, as follow (in thousands):

            DigitalThink common stock ..............    $ 63,656
            Warrants assumed at fair value .........       3,530
            Transaction costs ......................         800
                                                        --------
            Total purchase price ...................    $ 67,986
                                                        ========

     The acquisition of LBI was accounted for by the purchase method. LBI's results of operations have been included in the Company's results of operations since the effective date of the acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company obtained an independent appraisal of the fair value of the acquired tangible and identified intangible assets, and their remaining useful lives. The allocation of the purchase price is based on preliminary estimates that are not expected to change materially. Intangible assets acquired will be amortized on a straight-line basis over a weighted average period of 4.6 years. Goodwill will not be amortized in accordance with SFAS 141. A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

            Acquired technology and customer list ....................    $  6,800
            Goodwill .................................................      70,040
            Net fair value of tangible assets acquired and liabilities
               assumed ...............................................      (8,854)
                                                                          --------
            Net assets acquired ......................................    $ 67,986
                                                                          ========

     The following table reflects the results of operations on a pro forma basis as if the acquisition had been completed on April 1, 2001 and 2000, and does not consider the effects of synergies and cost reduction initiatives directly related to all acquisitions. Therefore, the pro forma financial information is as follows (in thousands, except per share amounts):

                                                           Years Ended March 31,
                                                      -------------------------------
                                                           2002             2001
                                                      --------------   --------------
         Net revenues .............................     $   46,387       $   32,216
         Loss from operations .....................     $  (70,513)      $  (58,781)
         Net loss .................................     $  (70,162)      $  (54,476)
         Basic and diluted loss per share .........     $    (1.75)      $    (1.39)

     In connection with the LBI acquisition, the Company recorded a charge of $5.8 million comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition of LBI and $0.5 million for severance-related costs.

     Effective November 16, 2001, the Company acquired TCT Technical Training Pvt. Ltd. ("TCT"), of Kolkata, India, a content developer of custom courseware. DigitalThink acquired all the outstanding shares of TCT for

                      DIGITALTHINK, INC. AND SUBSIDIARIES

2. Business Combinations -- (Continued)

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

3. Restructuring Charge (in thousands)

                                                                                                    Remaining
                                                                                   Charged to       Liability
                                      Fiscal 2002       Cash         Non-Cash         Other       Balances as of
                                        Expense       Payments       Charges        Accounts      March 31, 2002
                                     -------------   ----------   -------------   ------------   ---------------
Severance ........................      $   650       $  (440)      $      --         $ --            $  210
Facilities and equipment .........        2,365            --          (2,333)          --                32
Lease commitments ................        6,763            --              --          864             7,627
                                        -------       -------       ---------         ----            ------
 Total ...........................      $ 9,778       $  (440)      $  (2,333)        $864            $7,869

     In March 2002 we initiated a strategic initiative, under which we restructured our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations. We recorded total restructuring charges of $9.8 million as part of our strategic initiative, which included the following:

     o Reducing our workforce by approximately 80 employees, mainly within the learning services organization, resulting in a $700 thousand severance charge. Approximately $400 thousand was paid in March 2002, and approximately $300 thousand will be paid in the first and second quarters of fiscal 2003.

     o Consolidating our sales, administrative and content and technology development facilities through building and site closures, from a total of approximately 244,000 square feet into approximately 100,000 square feet. As of March 31, 2002, seven sites have been vacated: San Diego, California; Chislom, Minnesota; Detroit, Michigan; Alameda, California; two facilities in San Francisco, California and our office in the United Kingdom. Property and equipment that was disposed or removed from operations resulted in a charge of $2.3 million and consisted primarily of leasehold improvements, computer equipment and furniture and fixtures. In addition, we incurred a charge of $6.8 million associated with leases related to excess or closed facilities, which represents the excess of the remaining lease obligations over estimated market value, net of anticipated sublease income. Amounts accrued (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2016.

     The Company has been recording deferred rent for those leased facilities that met the criteria in accordance with SFAS No. 13, Accounting for Leases. Nine leased facilities were included in the restructuring costs and for two of those facilities; the Company had recorded deferred rent of approximately $864 thousand. This amount of deferred rent was a liability as of March 2002 and noted as part of the restructuring liability.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

4. Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                            March 31,
                                                    -------------------------
                                                        2001          2002
                                                    -----------   -----------
         Furniture and fixtures .................    $    671      $    737
         Computer hardware and software .........      11,587        18,812
         Leasehold improvements .................       2,473         8,337
         Assets in progress .....................       4,879            --
         Accumulated depreciation ...............      (4,549)       (9,561)
                                                     --------      --------
         Property and equipment, net ............    $ 15,061      $ 18,325
                                                     ========      ========

5. Accrued Liabilities (in thousands):

                                                        March 31,
                                                  ---------------------
                                                     2001        2002
                                                  ---------   ---------
         Payroll and related expenses .........    $2,865      $ 1,464
         Deferred rent ........................       531          103
         Restructuring charge .................        --        7,869
         Other ................................     3,128        3,802
                                                   ------      -------
         Total accrued liabilities ............    $6,524      $13,238
                                                   ======      =======

6. Income Taxes:

     No income taxes were provided for any of the periods presented due to the Company's net losses. Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                     March 31,
                                                            ---------------------------
                                                                2001           2002
                                                            ------------   ------------
         Deferred tax assets: ...........................
         Accruals and reserves ..........................    $     617      $     539
         Net operating losses and tax credits carried
          forward .......................................       19,189         31,755
         Basis difference in fixed assets ...............          400            392
                                                             ---------      ---------
          Total gross deferred tax asset before valuation
            allowance ...................................       20,206         32,686
         Valuation allowance ............................      (20,206)       (32,686)
                                                             ---------      ---------
         Net deferred tax asset .........................    $      --      $      --
                                                             =========      =========

     At March 31, 2002, the Company had available federal and California state net operating loss carryforwards of approximately $77.0 million and $74.6 million, respectively, to offset future taxable income. These net operating loss carryforwards begin to expire in 2012 and 2005 for federal and state purposes, respectively. The Company has federal and California state research and development credit carryforwards of $326,000 and $271,000 respectively. The Company also has California state enterprise zone credit carryforwards of $613,000. At March 31, 2002, the Company's wholly owned foreign subsidiaries in the United Kingdom and India had foreign net operation loss carryforwards of approximately $3.0 million to offset future foreign taxable income. At March 31, 2001 and 2002, the net deferred tax assets have been fully reserved due to the uncertainty surrounding the realization of such benefits.

     Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income which can be offset by net operating loss ("NOL") carryforwards after a change in control (generally greater

                      DIGITALTHINK, INC. AND SUBSIDIARIES

6. Income Taxes: -- (Continued)

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

7. Redeemable Convertible Preferred Stock

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

8. Stockholders' Equity (Deficit)

     Initial Public Offering

     On February 25, 2000, the Company completed its initial public offering of 5,060,000 shares, resulting in net proceeds of $64.7 million to the Company.

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

     The Company had 2,472,986 shares available for future grant at March 31, 2002.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

8. Stockholders' Equity (Deficit) -- (Continued)

     A summary of the activity under the Company's stock option plans is as follows:

                                                                                                    Weighted
                                                                                                    Average
                                                                                      Number        Exercise
                                                                                    of Shares        Price
                                                                                 ---------------   ---------
Balances, March 31, 1999 (397,626 exercisable at a weighted average exercise
 price of $0.074 per share) ..................................................       2,185,049      $  0.23
Granted (weighted average fair value of $3.69) ...............................       3,709,550         4.18
Canceled .....................................................................        (307,874)        0.68
Exercised ....................................................................        (707,461)        0.71
                                                                                     ---------      -------
Balances, March 31, 2000 (487,576 exercisable at a weighted average exercise
 price of $4.18 per share) ...................................................       4,879,264         3.13
Granted (weighted average fair value of $14.47) ..............................       4,627,554        17.12
Options assumed in acquisition ...............................................         159,704        17.44
Canceled .....................................................................      (1,012,929)       15.77
Exercised ....................................................................        (524,698)        0.90
                                                                                    ----------      -------
Balances, March 31, 2001 (1,407,436 exercisable at a weighted average exercise
 price of $3.14 per share ....................................................       8,128,895      $  9.89
Granted (weighted average fair value of $7.99) ...............................       1,629,519         9.63
Canceled .....................................................................      (2,277,736)       14.44
Exercised ....................................................................        (505,066)        1.96
                                                                                    ----------      -------
Balances, March 31, 2002 .....................................................       6,975,612      $  8.89
                                                                                    ==========      =======

     The following table summarizes information as of March 31, 2002 concerning options outstanding:

                                       Options Outstanding                      Vested Options
                         -----------------------------------------------   ------------------------
                                          Weighted Average     Weighted                    Weighted
       Range of                               Remaining         Average                    Average
       Exercise              Number       Contractual Life     Exercise       Number       Exercise
        Prices            Outstanding          (Years)           Price        Vested        Price
        ------            -----------          -------           -----        ------        -----
   $ 0.05 -- $ 0.25          704,440             6.09           $ 0.14        631,287      $ 0.12
     0.50 --   1.50        1,350,117             7.47             1.37        774,806        1.38
     4.43 --   7.75        1,292,504             8.96             7.63        316,791        7.66
     7.82 --  11.00        2,618,386             8.70             9.51        771,526        9.78
    11.19 --  34.25          684,552             8.73            17.48        210,899       20.97
    34.63 --  56.00          325,613             8.37            41.00        144,288       41.08
                           ---------             ----           ------        -------      ------
              Total        6,975,612             8.23           $ 8.89      2,849,597      $ 7.53
                           =========             ====           ======      =========      ======

     Additional Stock Plan Information

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. Until the date of the initial public offering the Company's calculations were made using the minimum value pricing method. The following weighted average assumptions were used: expected life after vesting, 2.5 years in fiscal 2000, 3 years

                      DIGITALTHINK, INC. AND SUBSIDIARIES

8. Stockholders' Equity (Deficit) -- (Continued)

in fiscal 2001 and 2.5 years in fiscal 2002; average risk-free interest rate, 6.0% in fiscal 2000, 5.3% in fiscal 2001 and 4.5% in fiscal 2002. The Company's calculations include volatility of 100% in the period following the public offering through March 31, 2000, 115% in fiscal 2001 and 120% in fiscal 2002 and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

     If the computed values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, loss attributable to common stockholders and basic and diluted loss per share on a pro forma basis (as compared to such items as reported) would have been:

                                                    Years Ended March 31,
                                        ---------------------------------------------
                                             2000            2001            2002
                                        -------------   -------------   -------------
Net loss (in thousands):
 As reported ........................     $ (20,161)      $ (52,225)      $ (61,641)
 Pro forma ..........................     $ (20,407)      $ (53,411)      $ (62,222)
Basic and diluted net loss per share:
 As reported ........................     $   (3.87)      $   (1.51)      $   (1.61)
 Pro forma ..........................     $   (3.91)      $   (1.55)      $   (1.63)

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

     At March 31, 2002, the Company had $631,000 in deferred stock compensation related to options, which will be amortized to expense through fiscal 2004.

9. Net Loss Per Share

     For fiscal 2000, 2001 and 2002, the Company had stock options outstanding of 4,879,264, 8,128,895, and 6,975,612, respectively, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive.

10. Related Party Transactions:

     During fiscal 2000, the Company generated revenues of approximately $549,000, $526,000, $230,000, $158,000, $143,000, and $113,000 from six customers who are investors in the Company. Additionally, the Company generated revenues of $3.5 million from one customer of which one of the Company's directors is an executive officer.

     During fiscal 2001, the Company generated revenues of approximately $4.0 million, $3.0 million, $831,000, $827,000, and $199,000 from 5 customers who are investors in the Company. Additionally, the Company generated revenues of $2.5 million from one customer of which one of the Company's directors is a director. Receivables at fiscal year-end relating to these six customers totaled $752,000.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

10. Related Party Transactions: -- (Continued)

     During fiscal 2002, the Company generated revenues of approximately $4.0 million, $1.5 million, $335,000, and $10,000 from 4 customers who are investors in the Company. Additionally, the Company generated revenues of $3.9 million from one customer of which one of the Company's directors is an executive officer. Receivables at fiscal year-end relating to these six customers totaled $486,000.

11. Employee Benefit Plans

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

     Under this plan, eligible employees may purchase shares of the Company's common stock at 85% of fair market value at specific, predetermined dates. In fiscal 2001, approximately 100,000 shares were purchased at an average price of $11.87. In fiscal 2002, approximately 228,000 shares were purchased at an average price of $7.18. At March 31, 2002, approximately 227,000 shares were available for purchase under the ESPP.

12. Lease Commitments

     The Company leases its principal office facilities under operating leases. As of March 31, 2002, future minimum payments under facilities operating leases are as follows (in thousands):

Fiscal Year Ending March 31,
------------------------------
  2003 .......................     $7,196
  2004 .......................      6,677
  2005 .......................      6,554
  2006 .......................      6,710
  2007 .......................      6,722
  Thereafter .................     27,585
                                   ------
    Total ....................    $61,444
                                  =======

     Rent expense under operating leases was $978, $2,730, and $4,366 for the years ended March 31, 2000, 2001 and 2002, respectively.

13. Strategic Alliance with Electronic Data Systems Corporation

     On July 11, 2000 the Company entered into an agreement with EDS pursuant to which EDS was issued two separate performance warrants to purchase shares of DigitalThink common stock. Under the terms of the first warrant, EDS could earn warrants to purchase up to 862,955 shares of DigitalThink common stock exercisable at $29 per share. The warrant could have been earned when EDS delivered third-party customers from the United States prior to July 31, 2003, which generated a total of $50 million of contractually committed revenue to DigitalThink recognizable by July 31, 2005. The warrants expired October 31, 2003. This warrant contained a significant disincentive for non-performance. If EDS failed to deliver the full $50 million of contracted, United States revenue by July 31, 2003, EDS agreed to pay DigitalThink $5 million.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

13. Strategic Alliance with Electronic Data Systems Corporation -- (Continued)

     Under the terms of the second warrant, EDS could earn warrants for up to 690,364 shares of DigitalThink common stock exercisable at $29 per share. The warrant could have been earned when EDS delivered third-party customers from outside the United States prior to July 31, 2003, which generated a total of $50 million of contractually committed revenue to DigitalThink recognizable by July 31, 2005. The warrants expired October 31, 2003. This warrant contained a significant disincentive for non-performance. If EDS failed to deliver the full $50 million of contracted, non-United States revenue by July 31, 2003, EDS agreed to pay DigitalThink $5 million.

     The Company calculated a fixed non-cash charge of $38 million related to this transaction, based on the fair value of the warrants issued. A portion of the warrant vested at the date of the transaction resulting in an immediate charge of $4.9 million. Amortization of the remaining warrant expense would occur over three years from July 2000 through July 2003, in proportion to the amount of revenue generated under the agreement, or on a straight-line basis, whichever is faster. Through March 31, 2002, amortization was recorded on a straight-line basis totaling $24.1 million.

     On March 27, 2002, DigitalThink restructured the agreement entered into with EDS, whereby EDS has surrendered its vested and unvested warrants to purchase shares of DigitalThink common stock and DigitalThink has forgiven the $10 million total non-performance penalty associated with these warrants. Therefore, a charge of approximately $10 million was recorded as a reduction of revenue and a credit of approximately $10 million was recorded as other income.

                                   * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" contained in DigitalThink's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of our last fiscal year in connection with the solicitation of proxies for our 2002 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by Section 16(a) is incorporated by reference form the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) 1. Consolidated Financial Statements

     The following Consolidated Financial Statements of DigitalThink, Inc. and Report of Deloitte & Touche LLP, have been filed as part of this Form 10-K. See Index to Consolidated Financial Statements under Item 8, above:

                  Index to Consolidated Financial Statements

   Independent Auditors' Report
   Consolidated Balance Sheets as of March 31, 2001 and 2002
   Consolidated Statements of Operations for the years ended March 31, 2000,
      2001 and 2002
   Consolidated Statement of Stockholders' Equity (Deficit) for the years ended March 31, 2000, 2001 and 2002
   Consolidated Statements of Cash Flows for the years ended March 31, 2000,
      2001 and 2002
   Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedule

     The following financial statement schedule of DigitalThink, Inc. for the fiscal years ended March 31, 2000, 2001, and 2002 is filed as part of this Report and should be read in conjunction with the Consolidate Financial Statements of DigitalThink, Inc.

     Schedule II -- Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Note thereto.

(a) 3. Exhibits

     Refer to (C) below.

(b) Reports on Form 8-K

     The Company filed an 8-K on August 22, 2001, amended on October 26, 2001, describing the LearningByte acquisition.

     The Company filed an 8-K on April 5, 2002, press release dated April 2, 2002 announcing DigitalThink's Preliminary Results for Fourth Quarter; Revises Outlook and a press release dated April 2, 2002 announcing Executive Appointments naming Jon Madonna as Chairman and Michael Pope, President and CEO

(c) Exhibits

Exhibit
Number                                           Description of Document
------                                           -----------------------
^2.1     Agreement and Plan of Reorganization among and between DigitalThink, LearningByte
         International and Merger Sub, dated August 14, 2001
 3.1     Amended and Restated Certificate of Incorporation
#3.2     Bylaws of DigitalThink, Inc.
*5.1     Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation
10.15    Restated 1996 ISO Stock Plan
10.16    Change of Control Severance Agreement between DigitalThink and Jon C. Madonna dated
         September 14, 2001
10.17    Change of Control Severance Agreement between DigitalThink and Michael W. Pope dated
         September 14, 2001
10.18    Standard Industrial/Commercial Single Tenant Lease dated July 17, 2000 between Thomas A. Price and Gwendolyn L. Price, as trustees of the Price Trust UTD October 5, 1984 and DigitalThink, for
         office space located at 601 Brannan Street, San Francisco, California, and addenda and inserts thereto
21.1     DigitalThink subsidiaries
23.1     Independent Auditors' Consent and Report on Schedule
24.1     Power of Attorney (included in Registration Statement on page 55)

------------
^ Incorporated by reference to exhibit 99.1 filed with our Report on Form 8-K
  (File No. 000-28687).
# Incorporated by reference to exhibit 4.2(b) filed with our Registration
  Statement on Form S-1 (File No. 333-92429), as amended.
* Incorporated by reference to the same number exhibit filed with our Registration Statement on Form S-1 (File No. 333-92429), as amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIGITALTHINK, INC.
                                        (Registrant)

June 4, 2002
                                        By:   /s/ MICHAEL W. POPE
                                             -------------------------
                                             Michael W. Pope
                                             President and Chief Executive
                                             Officer

June 4, 2002
                                        By:   /s/ ROBERT J. KROLIK
                                             -------------------------
                                             Robert J. Krolik
                                             Chief Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael W. Pope and Robert J. Krolik, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                  Signature                                 Title                            Date
                  ---------                                 -----                            ----
BY:          /s/ JON C. MADONNA                     Chairman of the Board               June 4, 2002
        ---------------------------
               Jon C. Madonna

By:          /s/ MICHAEL W. POPE           Chief Executive Officer, President and       June 4, 2002
        ---------------------------                       Director
               Michael W. Pope                 (Principal Executive Officer)

By:         /s/ ROBERT J. KROLIK                   Chief Financial Officer              June 4, 2002
        ---------------------------     (Principal Financial and Accounting Officer)
              Robert J. Krolik

By:         /s/ STEVE L. ESKENAZI                         Director                      June 4, 2002
        ---------------------------
              Steve L. Eskenazi

By:         /s/ PETER J. GOETTNER                         Director                      June 4, 2002
        ---------------------------
              Peter J. Goettner

By:        /s/ SAMUEL D. KINGSLAND                        Director                      June 4, 2002
        ---------------------------
             Samuel D. Kingsland

By:       /s/ WILLIAM H. LANE, III                        Director                      June 4, 2002
        ---------------------------
            William H. Lane, III

By:        /s/ RODERICK C. MCGEARY                        Director                      June 4, 2002
        ---------------------------
             Roderick C. McGeary

                                                                    Schedule II

                      DigitalThink, Inc. and Subsidiaries
                       Valuation and Qualifying Accounts
                For the Years Ended March 31, 2000, 2001, 2002

                                             Balance at     Charges to                         Charged       Balance at
                                              Beginning      Costs and                        To Other         End of
                                              of Period      Expenses       Deductions      Accounts (1)       Period
                                            ------------   ------------   --------------   --------------   -----------
Year ended March 31, 2000:
Allowance for doubtful accounts .........     $ 75,000       $170,000       $  (40,000)       $     --       $205,000
Year ended March 31, 2001:
Allowance for doubtful accounts .........     $205,000       $170,000       $ (128,000)       $     --       $247,000
Year ended March 31, 2002:
Allowance for doubtful accounts .........     $247,000       $ 96,000       $ (342,000)       $483,000       $484,000

------------
(1) Recorded on the books of acquired company

                                 EXHIBIT LIST

Exhibit
Number                                           Description of Document
------                                           -----------------------
^2.1     Agreement and Plan of Reorganization among and between DigitalThink, LearningByte
         International and Merger Sub, dated August 14, 2001
 3.1     Amended and Restated Certificate of Incorporation
#3.2     Bylaws of DigitalThink, Inc.
*5.1     Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation
10.15    Restated 1996 ISO Stock Plan
10.16    Change of Control Severance Agreement between DigitalThink and Jon C. Madonna dated
         September 14, 2001
10.17    Change of Control Severance Agreement between DigitalThink and Michael W. Pope dated
         September 14, 2001
10.18    Standard Industrial/Commercial Single Tenant Lease dated July 17, 2000 between Thomas A. Price and Gwendolyn L. Price, as trustees of the Price Trust UTD October 5, 1984 and DigitalThink, for
         office space located at 601 Brannan Street, San Francisco, California, and addenda and inserts thereto
21.1     DigitalThink subsidiaries
23.1     Independent Auditors' Consent and Report on Schedule
24.1     Power of Attorney (included in Registration Statement on page 55)

------------
^ Incorporated by reference to exhibit 99.1 filed with our Report on Form 8-K
  (File No. 000-28687).
# Incorporated by reference to exhibit 4.2(b) filed with our Registration
  Statement on Form S-1 (File No. 333- 92429), as amended.
* Incorporated by reference to the same number exhibit filed with our Registration Statement on Form S-1 (File No. 333-92429), as amended.