Form 10-Q
period 2002-06-30
DIGITALTHINK INC
filed 2002-08-13
CIK 1100514

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

                                  June 30, 2002

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

              601 BRANNAN STREET, SAN FRANCISCO, CALIFORNIA, 94107
                    (Address of principal executive offices)

                                 (415) 625-4000
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 5, 2002, Registrant had outstanding 41,075,904 Common Stock, $0.001 par value.

                                TABLE OF CONTENTS


                          PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets - June 30, 2002 and March 31, 2002

        Condensed Consolidated Statements of Operations - three months ended June 30, 2002 and June 30, 2001

        Condensed Consolidated Statements of Cash Flows - three months ended June 30, 2002 and June 30, 2001

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

ITEM 5. Other Matters

ITEM 6. Exhibits and Reports on Form 8-K

        Signatures

                               DIGITALTHINK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       June 30,      March 31,
                                                         2002          2002
                                                       ---------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $    24,349  $    29,470
  Marketable securities                                    1,609        1,640
  Accounts receivable, net of allowance for doubtful
    accounts of $489 and $484, respectively                6,823        5,779
  Prepaid expenses and other current assets                2,347        1,675
                                                     -----------  -----------
       Total current assets                               35,128       38,564
Restricted cash and deposits                               4,083        4,083
Property and equipment, net                               18,177       18,325
Goodwill and other intangible assets                      74,941       75,300
                                                     -----------  -----------
       Total assets                                    $ 132,329  $   136,272
                                                     ===========  ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $     3,541  $     3,569
  Accrued liabilities                                      5,772        7,938
  Borrowings under line of credit                          5,341        2,577
  Deferred revenues                                        7,120        7,043
                                                     -----------  -----------
       Total current liabilities                          21,774       21,127

Long-term liabilities                                      5,042        5,419

Stockholders' equity:
  Common stock - $0.001 per share value; shares
  authorized: 100,000; shares issued and outstanding:
  40,965 at June 30, 2002 and 40,452 at March 31, 2002   268,167      267,814
Deferred stock compensation                                 (490)        (631)
Accumulated other comprehensive losses                      (331)        (264)
Accumulated deficit                                     (161,833)    (157,193)
                                                      -----------  -----------
       Total stockholders' equity                        105,513      109,726
                                                      -----------  -----------
       Total liabilities and stockholders' equity      $ 132,329  $   136,272
                                                      =========== ============


   See accompanying notes to the condensed consolidated financial statements.

                               DIGITALTHINK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED JUNE 30,
                                            ---------------------------------
                                                2002                  2001
                                            ------------          -----------

Revenues:
  Delivered Learning fees                    $    4,994           $   7,778
  Learning Solution services                      4,611               7,232
                                             ----------           ---------
      Total revenues                              9,605              15,010

Costs and expenses:
   Cost of Delivered Learning fees                1,395               1,795
   Cost of Learning Solution services             1,695               3,363
   Content research and development               1,486               1,382
   Technology research and development            1,953               3,246
   Selling and marketing                          3,450               7,210
   General and administrative                     2,167               1,758
   Depreciation                                   1,695               1,067
   Amortization of goodwill and other
         intangibles                                359               1,201
   Amortization of warrants                          --               2,751
   Stock-based compensation *                       140                 628
                                             ------------        ----------
       Total costs and expenses                  14,340              24,401
                                             ------------        ----------

Loss from operations                             (4,735)             (9,391)
Interest and other income                            95                 829
                                             ------------        -----------
Net loss                                     $   (4,640)         $   (8,562)
                                             ============        ===========
Basic and diluted loss per common share      $    (0.11)         $    (0.24)
                                             ============        ===========
Shares used in basic and diluted loss per
        common share                              40,798             35,062
                                             ============        ===========

(*)  Stock-based compensation:
     Cost of Delivered Learning fees              $    1         $       10
     Cost of Learning Solution services               14                 55
     Content research and development                  1                 13
     Technology research and development              35                207
     Selling and marketing                            45                109
     General and administrative                       44                234
                                             ------------        -----------
        Total                                     $  140         $      628
                                             ============        ===========


   See accompanying notes to the condensed consolidated financial statements.

                               DIGITALTHINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------
                                                      2002               2001
                                                 -----------        -----------

Cash flows from operating activities:
   Net loss                                       $ (4,640)         $   (8,562)
   Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation                                    1,695               1,067
     Loss on disposal of fixed assets                   36                  --
     Amortization of deferred stock compensation       140                 628
     Amortization of warrants                           --               2,751
     Amortization of goodwill and other intangibles    359               1,201
     Changes in assets and liabilities:
       Restricted cash and deposits                     --                 (90)
       Accounts receivable                          (1,044)               (389)
       Prepaid expenses and other current assets      (672)                324
       Deferred revenues                                77              (2,142)
       Other current liabilities                    (2,667)                671
                                                   --------          ---------
        Net cash used in operating activities       (6,716)             (4,541)
                                                   --------          ---------

Cash flows from investing activities:
  Purchases of property and equipment               (1,603)             (3,451)
  Sale of fixed assets                                  19                  --
  Purchases of marketable securities                    --              (8,850)
  Proceeds from maturities of marketable securities     31              19,988
                                                   --------          ---------
        Net cash provided by (used in)
                investing activities                (1,553)              7,687
                                                   --------          ---------

Cash flows from financing activities:
  Proceeds from issuance of notes payable            2,855                 --
  Proceeds from issuance of common stock               353              1,002
                                                   --------          ---------
        Net cash provided by financing activities    3,208              1,002
                                                   --------          ---------
Effect of exchange rates on cash and cash
  equivalents                                          (60)               (84)
Net increase (decrease) in cash and cash
        equivalents                                 (5,121)             4,064
                                                   --------          ---------
Cash and equivalents, beginning of the period       29,470             30,512
                                                   --------          ---------
Cash and equivalents, end of period            $    24,349         $   34,576
                                               ============       ============


   See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

DigitalThink, Inc. (the "Company"), was incorporated in California on April 22, 1996 to provide custom Web-based training courses and training delivery technology. The Company completed the development of its delivery technology and initial content, and began substantial sales and marketing efforts in fiscal year 1998. In November 1999, the Company reincorporated in Delaware.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures which are made are adequate to make the information presented not misleading. It is suggested that this document be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003.

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. Net Loss Per Share

The following table sets forth the computation of net loss per share (in thousands, except for per share data):

                                                    Three Months Ended
                                                         June 30,
                                                -------------------------
                                                   2002            2001
                                                ---------      ----------

    Net loss                                    $ (4,640)      $  (8,562)
                                                =========     ===========
    Weighted average common shares outstanding
      used in computing basic and diluted loss
      per share                                   40,798           35,062
                                                =========     ===========

    Basic and diluted net loss per share        $  (0.11)      $    (0.24)
                                                =========     ===========

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

3. Restructuring Charge

In March 2002, we initiated a strategic initiative, under which we restructured our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations. The following table sets forth the activity related to the restructuring charge in the quarter ended June 30, 2002 (in thousands):



                           Remaining                 Amounts          Remaining
                           Liability                 Recorded in       Liability
                          Balances as of   Cash      Other        Balances as of
                          March 31, 2002   Payments  Accounts      June 30, 2002
                          -----------------------------------------------------
 Severance                  $    210      $  (120)    $   --           $     90
 Facilities and equipment         32           --        (32)                --
 Lease commitments             7,627         (831)      (229)             6,567
                           ----------     --------   --------          --------
     Total                   $ 7,869      $  (951)    $ (261)           $ 6,657
                           ==========     ========   ========          ========

At March 31, 2002, restructuring charge obligations were recorded as $2.5 million in accrued liabilities and $5.3 million in long-term liabilities. At June 30, 2002, restructuring charge obligations were recorded as $1.7 million in accrued liabilities and $4.9 million in long-term liabilities.

4. Revenue Recognition

Delivered learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six months. Delivered Learning fees are recognized ratably over this access period. Revenues for Learning Solution services (custom course development or consulting services) are recognized as earned in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. The percentage of completion is based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no material losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses or in consulting services. Deferred revenues represent customer prepayments for both Delivered Learning fees and Learning Solution services.

5.  Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company has adopted SFAS No. 142 for its fiscal year beginning April 1, 2002. During the second quarter ending September 30, 2002, we will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We are currently assessing the impact of SFAS No. 142 on our financial position and results of operations. It is likely we may incur a reduction in goodwill upon our completion of our analysis, which would result in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the three months ended June 30, 2002. Additional impairment charges could result in subsequent quarters under the provisions of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly
changes  the   criteria   required  to  classify  an  asset  as   held-for-sale.
Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has adopted SFAS No. 144 in its quarter ended June 30, 2002, which had no impact on the financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and
similar  costs.  SFAS  No.  146  supersedes   previous   accounting   guidance,
principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

Revenues decreased from $15.0 million in the three months ended June 30, 2001 to $9.6 million in the three months ended June 30, 2002. For the three months ended June 30, 2002 and 2001, Delivered Learning fees represented 52% of revenues and Learning Solution services represented 48% of revenues.

Delivered Learning Fees

Delivered Learning fees decreased from $7.8 million in the three months ended June 30, 2001 to $5.0 million in the three months ended June 30, 2002. The total number of customers increased from approximately 390 to 475 and the total number of courses developed increased from 540 to 843. Even though the total number of customers and courses increased, revenue decreased in the quarter ended June 30, 2002 as compared to the same period last year due to more courses being delivered to our clients that have unlimited delivery relationships. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings and as our content development projects progress.

Learning Solution Services

Learning Solution services revenue decreased from $7.2 million in the three months ended June 30, 2001 to $4.6 million in the three months ended June 30, 2002 as the dollar size of the contracts decreased. We expect that both Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

We market our products primarily through our direct sales channel and our system integrator resellers in the United States. We also market our products through resellers, customers, co-developers, and Internet portals. Internationally, we have begun developing relationships with third-party integrators and resellers. To date, our international revenues have been less than 5% of total revenues.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel related costs, maintenance and facility costs required to operate our Website and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees decreased from $1.8 million in the three months ended June 30, 2001 to $1.4 million in the three months ended June 30, 2002. This decrease was attributable to decreased personnel and equipment related expense. Headcount related to cost of Delivered Learning fees, decreased from 42 at June 30, 2001 to 27 employees at June 30, 2002.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services decreased from $3.4 million in the three months ended June 30, 2001 to $1.7 million in the three months ended June 30, 2002. This decrease was primarily attributable to the shifting of higher cost headcount in the United States to lower cost headcount in India. Headcount related to cost of Learning Solution services decreased from 122 employees at June 30, 2001 to 114 employees at June 30, 2002.

Content Research and Development

Content research and development expenses are expensed as incurred in accordance with SFAS No. 86, and represent costs to develop catalog courses, including personnel related costs, content acquisition costs and content editing. Content research and development expenses increased from $1.4 million in the three months ended June 30, 2001 to $1.5 million in the three months ended June 30, 2002. This increase was due to more personnel costs. Headcount in content research and development increased from 55 employees at June 30, 2001 to 180 employees at June 30, 2002, with a majority of these employees now in India. Management believes that continued investment in content development and content acquisition is necessary to expand the business. As a result, we expect these expenses to remain at these leveles in future periods.

Technology Research and Development

Technology research and development expenses consist primarily of personnel related costs in connection with product development efforts of underlying technology. Technology research and development expenses decreased from $3.2 million in the three months ended June 30, 2001 to $2.0 million in the three months ended June 30, 2002. This decrease was primarily attributable to a decrease in contractor spending and the shifting of higher cost headcount in the United States to lower cost headcount in India. Headcount increased from 64 employees at June 30, 2001 to 96 employees at June 30, 2002 with a majority of this increase in India, offset with a reduction in the United States.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel related costs, commissions, advertising and other promotional expenses, royalties paid to authors and travel and entertainment expenses. Selling and marketing expenses decreased from $7.2 million in the three months ended June 30, 2001 to $3.5 million in the three months ended June 30, 2002 primarily due to less advertising, a reduction in tradeshow activity and in personnel. Headcount in selling and marketing decreased from 105 at June 30, 2001 to 52 at June 30, 2002. We expect selling and marketing expenses will remain flat as we reevaluate our marketing efforts and review our promotional activities.

General and Administrative

General and administrative expenses consist primarily of personnel related costs, occupancy costs, insurance related costs, and professional services fees. General and administrative expenses increased from $1.8 million in the three months ended June 30, 2001 to $2.2 million in the three months ended June 30, 2002. This increase was due to higher occupancy costs and fees related to insurance and professional services. Headcount increased from 39 employees at June 30, 2001 to 63 employees at June 30, 2002 with almost all of the increase in India.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles totaled $1.2 million in the three months ended June 30, 2001 associated with the acquisition of Arista Knowledge Systems, Inc. ("Arista"). Amortization totaled $359,000 in the three months ended June 30, 2002 related to amortization of intangibles associated with the acquisition of LearningByte International, Inc. ("LBI").

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $2.8 million in the three months ended June 30, 2001 and zero in the three months ended June 30, 2002 as a result of the restructuring of the EDS agreement, whereby EDS surrendered its vested and unvested warrants to purchase shares of the Company's common stock in March 2002.

Stock-Based Compensation

Stock-based compensation expense decreased from $628,000 in the three months ended June 30, 2001 to $140,000 in the three months ended June 30, 2002.

Net Loss

The net loss decreased from $8.6 million in the three months ended June 30, 2001 to $4.6 million in the three months ended June 30, 2002.

Liquidity and Capital Resources

Net cash used in operating activities totaled $6.7 million for the three months ended June 30, 2002 and $4.5 million for the comparable prior year period. Cash used in operating activities for the current period resulted from net operating losses, an increase in accounts receivable and decreases in current liabilities and increases in other current assets. Deferred revenue increased from $7.0 million at March 31, 2002 to $7.1 million at June 30, 2002. Deferred revenue results from customer advance billings and prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met. Accrued liabilities have decreased from $7.9 million at March 31, 2002 to $5.8 million on June 30, 2002 resulting from the payment of invoices in the quarter and a reduction of expenses.

Net cash used in investing activities totaled $1.6 million in the three months ended June 30, 2002 and net cash provided by investing activities totaled $7.7 million for the comparable prior year period. The change resulted from the acquisition of capital assets, including leasehold improvements, hardware for our Website, and computer and office related equipment, and the purchase and maturity of marketable securities.

Cash provided by financing activities totaled $3.2 million in the three months ended June 30, 2002 and $1.0 million in the three months ended June 30, 2001. The increase reflects the exercise of stock options and stock purchases in the employee stock purchase program and borrowings on the Company's line of credit.

In December 2001, we entered into a $5.0 million line of credit agreement, expiring in December 2002, and had available $2.8 million from this line of credit as of March 31, 2002. Subsequent to March 31, 2002, the balance on the line of credit of $2.2 million was repaid. In June 2002, we amended the line of credit agreement to increase the line to $8.0 million We had available $2.9 million from this line of credit as of June 30, 2002. Subsequent to June 30, 2002, the balance on the line of credit of $5.1 million was repaid.

We believe our existing cash resources and available borrowings are sufficient to finance our presently anticipated operating expenses and working capital requirements for at least the next twelve months. Our future liquidity and capital requirements will depend on numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products, and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Actual resources sought may differ materially. We may seek to sell additional equity or debt securities or secure a larger bank line of credit. The sale of additional equity or debt securities could result in additional dilution to our stockholders. Currently, we have no other immediately available sources of liquidity. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company has adopted SFAS No. 142 for its fiscal year beginning April 1, 2002. During the second quarter ending September 30, 2002, we will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We are currently assessing the impact of SFAS No. 142 on our financial position and results of operations. It is likely we may incur a reduction in goodwill upon our completion of our analysis, which would result in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the three months ended June 30, 2002. Additional impairment charges could result in subsequent quarters under the provisions of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly
changes  the   criteria   required  to  classify  an  asset  as   held-for-sale.
Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to adopt SFAS No. 144 for our fiscal year beginning April 1, 2002. The Company has adopted SFAS No. 144 in its quarter ended June 30, 2002, which had no impact on the financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and
similar  costs.  SFAS  No.  146  supersedes   previous   accounting   guidance,
principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

The following additional factors could also impact our financial results and cause our forward-looking statements to be inaccurate:

Accounting rules regarding the accounting for goodwill have recently been changed by the Financial Accounting Standards Board (FASB). The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. When these statements are adopted by the Company, our goodwill amortization charges would cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. As these statements have just been issued, it is difficult to predict whether our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

Any shortfall in revenue or earnings compared to analysts' or investors' expectations could cause, an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

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

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT OF $161.8 MILLION AT JUNE 30, 2002. WE EXPECT FUTURE LOSSES OVER THE NEXT TWO QUARTERS AND WE MAY NOT ACHIEVE PROFITABILITY WITHIN THE TIMEFRAMES PUBLIC STOCKHOLDERS ANTICIPATE.

We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next two quarters. Our accumulated deficit as of June 30, 2002 was $161.8 million. We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next two quarters. Our accumulated deficit as of June 30, 2002 was $161.8 million. We have never achieved a profitable quarter and we expect to continue to incur quarterly losses as we expand our operations, invest in our technology, fund the development of new content and support our growth. We currently have approximately $26.0 million in cash and marketable securities and if we do not achieve profitability within the next several quarters, we will need to seek additional sources of cash in order to sustain our operations. We plan to continue to spend resources to market, sell and support our e-learning solutions, build infrastructure, and add additional features to our product. We also plan to invest to develop and acquire new course offerings with new areas of expertise, which may increase operating expenses if those expenses are not immediately offset by new revenues.

We will need to increase our quarterly revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

DEMAND FOR OUR PRODUCTS AND SERVICES HAS BEEN AND MAY CONTINUE TO BE EFFECTED BY ADVERSE ECONOMIC CONDITIONS AFFECTING THE INFORMATION TECHNOLOGY INDUSTRY.

The information technology industry has been in a period of economic decline during 2001 and 2002. This decline may be attributable in part to general weakness in the overall economy, which has led to reduced levels of investment by businesses in information technology products and systems. When businesses are reducing investment in technologies or slowing the rate of adoption of new technologies and systems, they have a reduced need for training of their employees, customers and others in the use of these systems. In addition, many of our current and potential customers have experienced adverse changes in their financial performance, whether as a result of the general weakening of the economy or other factors. Some companies may delay training initiatives or, if these companies continue to experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures overall before limiting other expenditures. As a result of these factors, and possibly also due to the aftermath of the September 11 terrorist attacks, our new contract signings in the second half of fiscal 2002 were materially and adversely affected. Therefore, continuation of the economic downturn in the United States as well as continuation of the current adverse economic conditions in the information technology industry would harm our results of operations.

WE HAVE A SIGNIFICANT BUSINESS PRESENCE IN INDIA, AND RISKS ASSOCIATED WITH DOING BUSINESS THERE COULD DISRUPT OR HARM OUR BUSINESS.

In order to reduce costs associated with course development, we have established a significant presence in India through two recent acquisitions. As of June 30, 2002, we had approximately 165 employees in India. Difficulties that we could encounter with our Indian operation or with other international operations that we may establish in the future include the following:

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

OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In the first fiscal quarter of fiscal 2003, we had revenues of $9.6 million and expenses of $14.3 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, and the uncertainty regarding the acceptance of e-learning, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE; ADDITIONAL FUNDING MAY RESULT IN DILUTION TO OUR STOCKHOLDERS.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our revenue and operating results are volatile and difficult to predict and may be susceptible to declines in future periods. Our quarterly results of operations may fluctuate significantly in the future due to the delays in the progress of ongoing work, shortfalls in revenues or orders or the timing of orders. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In the event of a revenue or order shortfall or unanticipated expenses in some future quarter or quarters, our operating results may be below the expectations of public market analysts or investors. In such an event, the price of our common stock may decline significantly. Our operating expenses are largely fixed in the short term and based, to a significant degree, on our estimates of future revenue. We will likely be unable to, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would cause our quarterly results for a particular period to decline.

IN RECOGNIZING REVENUE WE DEPEND ON THE TIMELY ACHIEVEMENT OF VARIOUS MILESTONES, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access from our Website. All of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 52% of our total revenues for the quarter ended June 30, 2002. Our ability to recognize revenues from custom-tailored courses depends upon our customers providing us with subject matter experts and content to be incorporated into the courses as well as our completion of production and obtaining customer acceptance at each stage of development. Accordingly, if customers do not provide us with the subject matter experts or content in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if these customers slowed or cancelled purchases or delayed payment in any future fiscal period. In the first fiscal quarter of 2003, our five largest customers accounted for 74.7% of our total revenues of $9.6 million. We expect that major customers will continue to account for a significant portion of our revenues during future fiscal periods. Accordingly, changes in these customers' businesses and in their views regarding the value of e-learning in general and our products and services in particular could harm our financial performance.

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

IF WE RELEASE UPDATED FUNCTIONALITY OR NEW PRODUCTS CONTAINING DEFECTS, WE MAY NEED TO RECONFIGURE AND RE-RELEASE AND OUR BUSINESS AND REPUTATION WOULD BE HARMED.

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

The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. As a result, customers and potential customers have more choices. This challenges us to distinguish our offerings. If we fail to adapt to changes and competition in our industry, we may lose existing customers or fail to gain new customers. No single competitor accounts for a dominant market share, yet competition is intense. We compete primarily with:

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

WE COULD INHIBIT INCREASES IN OUR REVENUES IF WE DO NOT DEVELOP INDIRECT SALES CHANNELS.

To date, more than 90% of our sales have been made through direct sales efforts. We believe that we will need to diversify our sales efforts to be successful. If we do not develop indirect sales channels, we may miss sales opportunities. We are currently investing in personnel and marketing activities to develop indirect sales channels, particularly through our relationships with EDS and KPMG, who provide learning as an additional service to their clients.

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

In order to address continued growth in our enrollments, we must continue to improve the capacity of our technology infrastructure. Our success requires the continuing and uninterrupted performance of our internal computer network and Internet course servers. Any system failure that causes interruptions or delays in our ability to make our courses accessible to customers could reduce customer satisfaction. If sustained or repeated, a system failure could reduce the attractiveness of our courses and services, resulting in significant revenue losses. We are particularly vulnerable to network failures during periods of rapid growth when our roster of courses and participants can outpace our network capacity. The continued viability of our business requires us to support multiple participants concurrently and deliver fast response times with minimal network delays. We continue to add system capacity, but we may not adequately address network capacity, especially during periods of rapid growth. Any failure to meet these capacity requirements could lead to additional expenditures, lost business opportunities and damage to our reputation and competitive position.

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

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT COULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES OR INCREASE THE COST OF DOING BUSINESS, THEREBY ADVERSELY AFFECTING OUR FINANCIAL RESULTS.

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

We have registered the trademark DigitalThink and we own the domain names digitalthink.com, digitalthink.org, digitalthink.net. It is possible, however, that third parties could acquire trademarks or domain names that are substantially similar or conceptually similar to our trademarks or domain names. This could decrease the value of our trademarks or domain names and could hurt our business. The regulation of domain names in the United States and in foreign countries could change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. As a result, we may not acquire or maintain exclusive rights to our domain names in the United States or in other countries in which we conduct business.

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

The Company has put in place a Shareholder Rights Plan that grants existing shareholders additional rights in the event that a single holder acquires greater than 15% of our shares. In July 2002, the Company's Board of Directors amended the Shareholder Rights Plan to permit WaldenVC and their affiliated persons to purchase, in the aggregate, up to 20% of the outstanding shares of DigitalThink. At the same time, the Company also entered into an agreement with WaldenVC, in which WaldenVC agreed to vote their shares in direct proportion to the votes cast by all of the Company's shareholders in each shareholder election.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company's exposure to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER MATTERS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 99.1      Certification  Pursuant To 18 U.S.C.  Section 1350,
                      As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

    Exhibit 99.2      Certification  Pursuant To 18 U.S.C.  Section 1350,
                      As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Forms 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITALTHINK, INC.
                                  (Registrant)
Date: August 13, 2002
                                   /s/ Michael W. Pope
                                   Michael W. Pope
                                   Chief Executive Officer, President and
                                   Director
                                  (Principal Executive Officer)

Date: August 13, 2002              /s/ ROBERT J. KROLIK
                                   Robert J. Krolik
                                   Chief Financial Officer
                                  (Principal Financial and Accounting Officer)