Form 10-K/A
period 2002-03-31
DIGITALTHINK INC
filed 2002-08-28
CIK 1100514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-K/A
                               -------------------


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

Outstanding shares of registrant's common stock, $.001 par value, as of May 23, 2002: 40,987,547

EXPLANATORY  NOTE:

PURSUANT TO THIS FORM 10-K/A, THE REGISTRANT AMENDS "ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" OF PART I OF ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002 TO CORRECT NOTE 8, STOCKHOLDER'S EQUITY (DEFICIT), TO THE CONSOLIDATED FINANCIAL STATEMENTS. THESE CHANGES, WHICH ARE DESCRIBED IN THE FOLLOWING PARAGRAPH AND NOTE 14, DID NOT IMPACT THE REGISTRANT'S CONSOLIDATED BALANCE SHEET, INCOME STATEMENT, OR NET OR PER SHARE LOSS FOR ANY OF THE PERIODS PRESENTED.

THE COMPANY HAS CORRECTED CERTAIN PRO FORMA CALCULATIONS COMPUTED IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. THESE CHANGES RELATE TO THE COMPUTATIONS OF PRO FORMA TOTAL AND PER SHARE NET LOSS FOR THE YEARS ENDED MARCH 31, 2000, 2001, AND 2002 AND THE EXPECTED LIFE AFTER VESTING FOR FISCAL 2000 TO REFLECT THE ACTUAL LIFE USED IN SUCH COMPUTATIONS. OTHER THAN THE CHANGES INDICATED IN NOTE 14, AND THE CORRECTION OF THE PRO FORMA AMOUNTS IN NOTE 8, NO OTHER CHANGES HAVE BEEN MADE TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                                    /s/ DELOITTE & TOUCHE LLP

San Jose, California
April 23, 2002 (August 12, 2002 as to Note 14)

                       DIGITALTHINK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                     ASSETS


                                                             As of March 31,
                                                           2001          2002
                                                        ------------  --------

Current assets:
  Cash and cash equivalents........................   $    30,512   $    29,470
  Marketable securities............................        33,526         1,640
  Accounts receivable, net of allowance for doubtful
    accounts of $247 and $484, respectively.........        9,027         5,779
  Prepaid expenses and other current assets.........        4,118         1,675
                                                       -----------   ----------
    Total current assets...............................    77,183        38,564
  Restricted cash and deposits.........................     3,833         4,083
  Property and equipment, net..........................    15,061        18,325
  Goodwill and other intangible assets.................    15,610        75,300
                                                       -----------   ----------
    Total assets......................................$   111,687    $  136,272
                                                       ===========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................. $     4,471   $     3,569
   Accrued liabilities...............................       6,524        13,238
   Borrowings under line of credit...................          --         2,577
   Deferred revenues..................................     11,548         7,043
                                                       -----------   -----------
     Total current liabilities........................     22,543        26,427
   Long-term liabilities..............................         17           119
   Commitments and contingencies (Note 12)
     Stockholders' equity:
     Common stock-- $0.001 per share value; 250,000
      shares authorized; issued and outstanding
      34,999 in 2001 and 40,452 in 2002...............    187,583       267,814
     Deferred stock compensation......................     (3,099)         (631)
     Stockholders' notes receivable...................         (9)           --
     Accumulated other comprehensive income...........        204          (264)
     Accumulated deficit..............................    (95,552)     (157,193)
                                                       -----------   -----------
     Total stockholders' equity.......................     89,127       109,726
                                                       -----------   -----------
     Total liabilities and stockholders' equity.......$   111,687   $   136,272
                                                       ===========   ===========

     See accompanying notes to consolidated financial statements.




                       DIGITALTHINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                       Year Ended March 31,
                                                  2000         2001        2002
                                                ----------  ----------- --------

 Revenues:
   Delivered Learning fees....................$  4,994   $   17,978  $   20,401
   Learning Solution services................    5,821       20,680      22,955
                                              ---------   ----------  ----------
     Total revenues..........................   10,815       38,658      43,356
                                              ---------   ----------  ----------
 Costs and expenses:
   Cost of Delivered Learning fees...........    2,409        5,509       6,619
   Cost of Learning Solution services........    3,337       11,211      11,934
   Content research and development............  4,082        6,092       7,094
   Technology research and development.........  3,687       11,791      11,318
   Selling and marketing....................... 11,596       23,105      21,208
   General and administrative................... 2,342        6,046       7,355
   Depreciation.................................   915        3,190       5,274
   Amortization of warrants.....................    --       13,131      11,003
   Stock-based compensation*.................... 3,663        5,432       1,888
   Amortization of goodwill and other
        intangibles.............................    --        3,602       7,208
   Write-off of in-process research and
         development............................    --        7,118          --
   Impairment of goodwill.......................    --           --      10,437
   Acquisition related charges..........            --           --       5,792
   Restructuring charge.........................    --           --       9,778
                                              ---------   ----------   ---------
     Total costs and expenses..............     32,031       96,227     116,908
                                              ---------   ----------  ----------
     Loss from operations. ................... (21,216)     (57,569)    (73,552)
     Penalty income recognized (Note 13)..          --           --      10,000
     Interest and other income...........        1,055        5,344       1,911
                                              ---------   ----------  ----------
      Net loss...........................    $ (20,161)  $  (52,225) $  (61,641)
                                              =========   ==========  ==========

Accretion of redeemable convertible
        preferred stock..................... $   7,593   $       --  $       --
                                              ---------   ----------  ----------
 Loss attributable to common stockholders... $ (27,754)  $  (52,225) $  (61,641)
                                              ---------   ----------  ----------
 Basic and diluted loss per common share.... $   (3.87)  $    (1.51) $    (1.61)
                                              ---------   ----------  ----------
 Shares used in basic and diluted loss per
        common share......................       7,164       34,524      38,176
                                              ---------   ----------  ----------
 Pro forma basic and diluted loss per
        common share.....................    $   (1.09)  $    (1.51) $    (1.61)
                                              =========   ==========  ==========
 Shares used in pro forma basic and diluted
        net loss per common share..........      25,412       34,524      38,176
                                              =========   ==========  ==========

 (*) Stock-based compensation:
       Cost of Delivered Learning fees....... $     143   $      121  $       28
       Cost of Learning Solution services....       318          500         165
       Content research and development......        72           76          34
       Technology research and development...       473        1,329         555
       Selling and marketing.................     1,042        1,391         451
       General and administrative............     1,615        2,015         655
                                              ---------   ----------  ----------
          Total...............................$   3,663   $    5,432  $    1,888
                                               ========   ==========  ==========

     See accompanying notes to consolidated financial statements.



                       DIGITALTHINK, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    Years ended March 31, 2000, 2001 and 2002
                                 (in thousands)


                                                Common stock
                                               ----------------   Deferred Stock
                                               Shares    Amount    Compensation
                                              -------- ---------  --------------
Balances, March 31, 1999..................        4,131  $     400  $      (332)
 Components of comprehensive income:
  Net loss................................           --         --           --
    Total comprehensive income
  Exercise of stock options...............          707        506           --
  Accretion for redemption value on
    Series A, B, C and D preferred stock             --         --           --
  Conversion of preferred stock to
    common stock                                 22,815     58,242           --
  Common stock issued for cash in
    initial public offering and
    concurrent private placement, net
    of issuance costs....................         6,135     78,728           --
  Deferred stock compensation.............           --     11,284      (11,284)
  Amortization of deferred stock
    compensation                                     --         --        3,663
                                               --------   --------- ------------
Balances, March 31, 2000..................       33,788    149,160       (7,953)
 Components of comprehensive income:
  Net loss................................           --         --           --
  Change in unrealized gain on
    available-for-sale investments.........          --         --           --
  Translation adjustment..................           --         --           --
     Total comprehensive income
  Exercise of stock options...............          525        480           --
  Employee stock purchase plan............          100      1,187           --
  Stockholders' notes receivable..........           --         --           --
  Forfeited and unvested options..........           --       (974)         974
  Amortization of deferred stock
     compensation.............................       --         --        5,432
  Amortization of warrants................           --     13,131           --
  Issuance of common stock and
     assumption of stock options in
     connection with acquisition                    586     24,599       (1,552)
                                               --------  ----------  -----------
Balances, March 31, 2001..................       34,999    187,583       (3,099)
 Components of comprehensive income:
  Net loss................................           --         --           --
  Change in unrealized gain on
    available-for-sale investments.........          --         --           --
  Translation adjustment..................           --         --           --
      Total comprehensive income
  Exercise of stock options and warrants..          516        993           --
  Employee stock purchase plan............          228      1,629           --
  Repayment of stockholders' notes
    receivable................................       --         --           --
  Forfeited and unvested options..........           --       (580)         580
  Amortization of deferred stock
    compensation.............................        --         --        1,888
  Amortization of warrants................           --     11,003           --
  Issuance of common stock and
    assumption of warrants in connection
    with acquisition                              4,709     67,186           --
                                               ---------  --------   -----------
Balances, March 31, 2002..................       40,452  $ 267,814  $      (631)
                                               ========= =========  ============

See accompanying notes to consolidated financial statements.

                                            Accumulated
                              Stockholders'    Other
                                 Notes      Comprehensive  Accumulated
                               Receivable     Income          Deficit   Total
                              ------------- ------------  ------------ ---------

Balances, March 31, 1999......$      --      $      --    $ (15,573)  $ (15,505)
 Components of comprehensive
   income:
  Net loss....................       --             --      (20,161)    (20,161)
                                                                     -----------
    Total comprehensive income                                          (20,161)
                                                                     -----------
  Exercise of stock options....      --             --           --         506
  Accretion for redemption
    value on Series A, B, C
    and D preferred stock
    stock.......................     --             --       (7,593)     (7,593)
  Conversion of preferred stock
    to common stock..............    --             --           --      58,242
  Common stock issued for cash in
    initial public offering and
    concurrent private placement,
    net of issuance costs........    --             --           --      78,728
  Deferred stock compensation......  --             --           --         --
  Amortization of deferred stock
    compensation                     --             --           --       3,663
                               --------       ---------    --------   ----------
Balances, March 31, 2000........     --             --      (43,327)     97,880
 Components of comprehensive
   income:
  Net loss....................       --             --      (52,225)    (52,225)
  Change in unrealized gain on
    available-for-sale investments.. --            177           --         177
  Translation adjustment.........    --             27           --          27
                                                                      ----------
   Total comprehensive income                                           (52,021)
                                                                      ----------
  Exercise of stock options........  --             --           --         480
  Employee stock purchase plan.....  --             --           --       1,187
  Stockholders' notes receivable...  (9)            --           --          (9)
  Forfeited and unvested options...  --             --           --          --
  Amortization of deferred stock
    compensation                     --             --           --       5,432
  Amortization of warrants.........  --             --           --      13,131
  Issuance of common stock and
    assumption of stock options in
    connection with acquisition      --             --           --      23,047
                               ---------      ---------    ---------   ---------

Balances, March 31, 2001......       (9)           204      (95,552)     89,127
 Components of comprehensive income:
   Net loss......................    --            --       (61,641)    (61,641)
   Change in unrealized gain on
     available-for-sale investments  --          (165)           --        (165)
   Translation adjustment..........  --          (303)           --        (303)
                                                                      ----------
      Total comprehensive income                                        (62,109)
                                                                      ----------
   Exercise of stock options
     and warrants                    --            --             --        993
   Employee stock purchase plan..... --            --             --      1,629
   Repayment of stockholders' notes
     receivable.....................  9            --             --          9
   Forfeited and unvested options... --            --             --         --
   Amortization of deferred stock
      compensation.................. --            --             --      1,888
   Amortization of warrants.......   --            --             --     11,003
   Issuance of common stock and
      assumption of warrants in
      connection with acquistion     --            --             --     67,186
                              ---------      ---------      ---------   --------
Balances, March 31, 2002..... $      --     $    (264)     $(157,193) $ 109,726
                              =========      =========      =========  =========

See accompanying notes to consolidated financial statements.


                       DIGITALTHINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                     Year Ended March 31,
                                               2000          2001        2002
                                             ----------   ----------   --------

Cash flows from operating activities:
  Net loss.................................$  (20,161)  $  (52,225) $   (61,641)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
   Depreciation............................       915        3,190        5,274
   Amortization of deferred stock
        compensation.......................     3,663        5,432        1,888
   Amortization of warrants................        --       13,131       11,003
   Amortization of goodwill and other
        intangibles........................        --        3,602        7,208
   Impairment of goodwill.....................     --           --       10,437
   Restructuring charges......................     --           --        2,333
   Acquisition related charges................     --           --        5,328
   Write-off of in-process research and
         development..............                 --        7,118           --
     Changes in assets and liabilities:
       Accounts receivable.................... (4,207)      (3,705)       4,078
       Prepaid expenses and other current
          assets...................              (758)      (1,705)       2,427
       Accounts payable........................ 1,868        1,868       (2,433)
       Accrued liabilities..................... 2,307          652        1,397
       Deferred revenues....................... 5,869        4,456       (6,294)
                                           ----------   ----------  ------------
   Net cash used in operating activities...   (10,504)     (18,186)     (18,995)
                                           ----------   ----------  ------------
Cash flows from investing activities:
   Restricted cash.........................        --       (2,033)        (250)
   Purchases of property and equipment.....    (5,781)     (12,404)     (14,402)
   Net cash paid in acquisition............        --       (1,732)        (169)
   Purchases of marketable securities......   (43,644)     (52,799)     (17,300)
   Proceeds from maturities of marketable
         securities................                --       61,117       49,186
   Other assets........................            27           --            9
                                           ----------   ----------  -----------
   Net cash (used in) provided by
         investing activities......           (49,398)      (7,851)      17,074
                                           ----------   ----------  -----------
Cash flows from financing activities:
   Proceeds from sale of preferred stock.      26,067           --           --
   Payments of notes payable.............          --           --       (1,440)
   Proceeds from sale of common stock.....     79,234        1,668        2,622
                                           ----------   ----------  -----------
  Net cash provided by financing activities   105,301        1,668        1,182
                                           ----------   ----------  -----------
  Effect of exchange rate changes on
         cash and cash equivalents.......         --            27         (303)
  Net increase(decrease) in cash and cash
         equivalents................           45,399      (24,342)      (1,042)
  Cash and cash equivalents, beginning
        of year.......................          9,455       54,854       30,512
                                           ----------   ----------  -----------
  Cash and cash equivalents, end of year   $   54,854   $   30,512  $    29,470
                                           ==========   ==========  ===========

  Supplemental disclosure of cash flow
  information:
    Cash paid for interest                 $      --    $       --  $        41
  Supplemental disclosure of noncash
  investing and financing activities:
    Unrealized gain/(loss) on marketable
       securities                          $      --    $      177  $      (165)


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

Marketable Securities

At March 31, 2002 all short-term marketable securities were due in one year or less and consisted of the following (in thousands):


                                   Gross                   Gross      Estimated
                        Cost   Unrealized Gains   Unrealized Losses   Fair Value
                       ------  ---------------    ----------------    ----------
Short-Term Investments
 Government agencies  $ 1,652       $  --                 $ (12)        $ 1,640


At March 31, 2001 all short-term marketable securities were due in one year or less and consisted of the following (in thousands):


                                        Gross            Gross        Estimated
                           Cost   Unrealized Gains Unrealized Losses Fair Value
                          ------- ---------------- ----------------- -----------
Short-Term Investments
 Commercial paper........$ 18,015       $ 47                $--        $ 18,062
 Government agencies.....  15,334        130                 --          15,464
                         --------       ----              -----       ----------
                         $ 33,349       $177                $--        $ 33,526
                          =======       ====              =====        ========


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

In-process research and development..........................     $  7,118
Acquired  technology,   workforce  intangible and goodwill...       19,212
Intrinsic  value of unvested  Arista  options assumed........        1,552
Tangible assets acquired.....................................        1,718
Liabilities assumed..........................................       (3,269)
                                                                  --------
Net assets acquired..........................................     $ 26,331
                                                                  ========



The consideration given in the acquisition of Arista was as follows:

DigitalThink common stock........................                 $ 20,523
Stock options assumed............................                    3,976
Net cash paid....................................                    1,732
Transaction costs................................                      100
                                                                  --------
Total purchase price.............................                 $ 26,331
                                                                  ========


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

The following unaudited pro forma results of operations for the years ended March 31, 2000 and 2001 give effect to the acquisition as if it had occurred at the beginning of fiscal 2000. The pro forma results of operations exclude the $7.1 million of nonrecurring charges that were recorded in conjunction with the acquisition (in thousands, except per share amounts):

                                                  Years Ended March 31,
                                                 -----------------------
                                                    2000         2001
                                                 ----------   ----------
 Net revenues................................    $ 10,832     $ 38,658
 Loss from operations........................    $ 26,189     $ 62,061
 Net loss....................................    $(25,406)    $(58,353)
 Basic and diluted loss per share attributable
  to common shareholders                         $  (4.61)    $  (1.69)

Effective August 28, 2001, the Company acquired LearningByte International, Inc. ("LBI"), a provider of custom e-learning courseware, in exchange for approximately 4.7 million shares of DigitalThink common stock and assumed approximately 500,000 warrants outstanding, for a total purchase price of approximately $68 million, including transaction costs, as follow (in thousands):

 DigitalThink common stock......................     $  63,656
 Warrants assumed at fair value.................         3,530
 Transaction costs .............................           800
                                                     ---------
 Total purchase price                                $  67,986
                                                     =========

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

 Acquired technology and customer list................. $  6,800
 Goodwill..............................................   70,040
 Net fair value of tangible assets acquired and
   liabilities assumed.................................   (8,854)
                                                         --------

 Net assets acquired................................... $ 67,986
                                                         =======


The following table reflects the results of operations on a pro forma basis as if the acquisition had been completed on April 1, 2001 and 2000, and does not consider the effects of synergies and cost reduction initiatives directly related to all acquisitions. Therefore, the pro forma financial information is as follows (in thousands, except per share amounts):

                                                    Years Ended March 31,
                                                   -----------------------
                                                     2002           2001
                                                   -----------------------
 Net revenues                                      $ 46,387       $ 32,216
 Loss from operations                              $(70,513)      $(58,781)
 Net loss                                          $(70,162)      $(54,476)
 Basic and diluted loss per share                  $  (1.75)      $  (1.39)

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

3. Restructuring Charge (in thousands)

                                                                    Remaining
                                                     Charged to     Liability
                   Fiscal 2002    Cash     Non-Cash    Other      Balances as of
                     Expense    Payments    Charges   Accounts    March 31, 2002
                     -------     --------   -------   ---------   --------------

  Severance......... $  650      $(440)    $    --     $  --        $   210
  Facilities and
     equipment....... 2,365         --      (2,333)       --             32
  Lease commitments.. 6,763         --          --       864          7,627
                      -----      ------    --------    ------       -------
Total                $9,778      $(440)    $(2,333)    $ 864        $ 7,869
                     ======      ======    ========    ======       =======

In March 2002 we initiated a strategic initiative, under which we restructured our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations. We recorded total restructuring charges of $9.8 million as part of our strategic initiative, which included the following:

- Reducing our workforce by approximately 80 employees, mainly within the learning services organization, resulting in a $700 thousand severance charge. Approximately $400 thousand was paid in March 2002, and approximately $300 thousand will be paid in the first and second quarters of fiscal 2003.

- Consolidating our sales, administrative and content and technology development facilities through building and site closures, from a total of approximately 244,000 square feet into approximately 100,000 square feet. As of March 31, 2002, seven sites have been vacated: San Diego, California; Chislom, Minnesota; Detroit, Michigan; Alameda, California; two facilities in San Francisco, California and our office in the United Kingdom. Property and equipment that was disposed or removed from operations resulted in a charge of $2.3 million and consisted primarily of leasehold improvements, computer equipment and furniture and fixtures. In addition, we incurred a charge of $6.8 million associated with leases related to excess or closed facilities, which represents the excess of the remaining lease obligations over estimated market value, net of anticipated sublease income. Amounts accrued (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2016.

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

4. Property and Equipment

    Property and equipment consist of the following (in thousands):

                                                         March 31,
                                                     ------------------
                                                      2001       2002
                                                     --------   -------


   Furniture and fixtures.....................     $     671  $     737
   Computer hardware and software.............        11,587     18,812
   Leasehold improvements.....................         2,473      8,337
   Assets in progress.........................         4,879         --
   Accumulated depreciation...................        (4,549)    (9,561)
                                                   ---------  ---------
   Property and equipment, net................     $  15,061  $  18,325
                                                   =========  =========

5. Accrued Liabilities (in thousands):


                                                           March 31,
                                                     --------------------
                                                        2001     2002
                                                     --------   ---------

   Payroll and related expenses.................      $ 2,865  $  1,464
   Deferred rent................................          531       103
   Restructuring charge.........................           --     7,869
   Other........................................        3,128     3,802
                                                      -------  --------
   Total accrued liabilities....................      $ 6,524  $ 13,238
                                                      =======  ========


6. Income Taxes:

No income taxes were provided for any of the periods presented due to the Company's net losses. Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                             March 31,
                                                        ---------------------
                                                         2001        2002
                                                        --------   ----------

   Deferred tax assets:
   Accruals and reserves..........................    $      617  $      539
   Net operating losses and tax credits carried
     forward......................................        19,189      31,755
   Basis difference in fixed assets...............           400         392
                                                       ----------  ----------
   Total gross deferred tax asset before valuation
     allowance....................................        20,206      32,686
   Valuation allowance............................       (20,206)    (32,686)
                                                       ----------  ----------
   Net deferred tax asset.........................    $       --  $       --
                                                       ==========  ==========


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

A summary of the activity under the Company's stock option plans is as follows:


                                                                        Weighted
                                                                        Average
                                                           Number       Exercise
                                                          of Shares       Price
                                                         -----------    --------

 Balances, March 31, 1999 (397,626 exercisable at a
   weighted average exercise price of $0.074 per share).  2,185,049     $  0.23
 Granted (weighted average fair value of $3.69).........  3,709,550        4.18
 Canceled...............................................   (307,874)       0.68
 Exercised..............................................   (707,461)       0.71
                                                         -----------     -------
 Balances, March 31, 2000 (487,576 exercisable at a
   weighted average exercise price of $4.18 per share)..  4,879,264        3.13
 Granted (weighted average fair value of $14.47)........  4,627,554       17.12
 Options assumed in acquisition.........................    159,704       17.44
 Canceled............................................... (1,012,929)      15.77
 Exercised..............................................   (524,698)       0.90
                                                        ------------     -------
 Balances, March 31, 2001 (1,407,436 exercisable at a
weighted average exercise price of $3.14 per share) ....  8,128,895        9.89
 Granted (weighted average fair value of $7.99).........  1,629,519        9.63
 Canceled............................................... (2,277,736)      14.44
 Exercised..............................................   (505,066)       1.96
                                                        ------------     -------
 Balances, March 31, 2002...............................  6,975,612     $  8.89
                                                          =========      =======


The following table summarizes information as of March 31, 2002 concerning options outstanding:

                        Options Outstanding                      Vested Options
           ----------------------------------------------     ------------------
                               Weighted Average   Weighted              Weighted
     Range of                     Remaining        Average               Average
     Exercise         Number   Contractual Life   Exercise    Number    Exercise
     Prices        Outstanding     (Years)         Price      Vested     Price
    ---------      ------------   ----------     ----------   --------   -------
  $  0.05 - $0.25      704,440       6.09        $   0.14     631,287     $ 0.12
     0.50 -  1.50    1,350,117       7.47            1.37     774,806       1.38
     4.43 -  7.75    1,292,504       8.96            7.63     316,791       7.66
     7.82 - 11.00    2,618,386       8.70            9.51     771,526       9.78
    11.19 - 34.25      684,552       8.73           17.48     210,899      20.97
    34.63 - 56.00      325,613       8.37           41.00     144,288      41.08
                       -------       ----        --------     -------    -------
          Total      6,975,612       8.23         $  8.89   2,849,597     $ 7.53
                     =========       ====        ========   =========    =======

Additional Stock Plan Information

As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. Until the date of the initial public offering the Company's calculations were made using the minimum value pricing method. The following weighted average assumptions were used: expected life after vesting, 0.5 years in fiscal 2000, 3 years in fiscal 2001 and 2.5 years in fiscal 2002; average risk-free interest rate, 6.0% in fiscal 2000, 5.3% in fiscal 2001 and 4.5% in fiscal 2002. The Company's calculations include volatility of 100% in the period following the public offering through March 31, 2000, 115% in fiscal 2001 and 120% in fiscal 2002 and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

If the computed values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, net loss and basic and diluted net loss per share on a pro forma basis (as compared to such items as reported) would have been:

                                                     Years Ended March 31,
                                             ---------------------------------
                                               2000          2001        2002
                                             ----------   ----------- --------

  Net loss (in thousands):
   As reported.........................    $ (20,161)   $  (52,225) $  (61,641)
   Pro forma...........................    $ (20,560)   $  (68,141) $  (76,935)
  Basic and diluted net loss per share:
   As reported.........................    $   (3.87)   $    (1.51) $    (1.61)
   Pro forma...........................    $   (3.93)   $    (1.97) $    (2.02)


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

12. Lease Commitments

The Company leases its principal office facilities under operating leases. As of March 31, 2002, future minimum payments under facilities operating leases are as follows (in thousands):

Fiscal Year Ending March 31,
----------------------------
2003...................     $   7,196
2004...................         6,677
2005...................         6,554
2006...................         6,710
2007...................         6,722
Thereafter.............        27,585
                            ---------
Total...................    $  61,444
                            =========

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

14. Revision of SFAS No. 123 Pro Forma Information

Subsequent to the issuance of the Company's fiscal 2002 consolidated financial statements, the Company's management determined that the pro forma total and per share net loss (which assume the use of SFAS 123 for the purposes of recording compensation for stock-based awards to employees) had been improperly calculated. As a result, the pro forma total and per share net loss have been revised in Note 8 from the amounts previously reported.

A summary of the effects of this revision are as follows:


                                  Years Ended March 31,
              2000        2000         2001        2001     2002          2002
               As                       As                   As
           Previously      As        Previously     As    Previously       As
            Reported     Revised     Reported    Revised   Reported     Revised
           ------------  --------   -----------  --------  --------    ---------

Net
loss        $(20,161)   $(20,161)  $(52,225)    $(52,225) $(61,641)    $(61,641)

Pro forma
net loss    $(20,407)   $(20,560)  $(53,411)    $(68,141) $(62,222)    $(76,935)

Pro forma
basic and
diluted loss
per
share       $  (3.91)   $  (3.93)  $  (1.55)    $  (1.98) $  (1.63)    $  (2.02)


In addition, the assumption disclosed in Note 8 for the expected life after vesting for fiscal 2000 was corrected to be 0.5 years, rather than 2.5 years as previously stated.


                                    * * * * *

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)1. Consolidated Financial Statements

The following Consolidated Financial Statements of DigitalThink, Inc. and Report of Deloitte & Touche LLP, have been filed as part of this Form 10-K/A. See Index to Consolidated Financial Statements under Item 8, above:

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

(a)2. Financial Statement Schedule

The following financial statement schedule of DigitalThink, Inc. for the fiscal years ended March 31, 2000, 2001, and 2002 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of DigitalThink, Inc.

                 Schedule II - Valuation and Qualifying Accounts

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

(b) Reports on Form 8-K

The Company filed an 8-K on August 22, 2001, amended on October 26, 2001, describing the LearningByte acquisition.

The Company filed an 8-K on April 5, 2002, press release dated April 2, 2002 announcing DigitalThink's Preliminary Results for Fourth Quarter; Revises Outlook and a press release dated April 2, 2002 announcing Executive Appointments naming Jon Madonna as Chairman and Michael Pope, President and CEO.

(c) Exhibits

Exhibit
 Number     Description of Document
---------   --------------------------------------
   ^2.1     Agreement and Plan of Reorganization among and between DigitalThink,
            LearningByte International and Merger Sub, dated August 14, 2001
  **3.1     Amended and Restated Certificate of Incorporation
   #3.2     Bylaws of DigitalThink, Inc.
   *5.1     Opinion of Wilson Sonsini Goodrich & Rosati, Professional
            Corporation
**10.15     Restated 1996 ISO Stock Plan
**10.16     Change of Control Severance Agreement between DigitalThink and Jon
            C. Madonna dated September 14, 2001
**10.17     Change of Control Severance Agreement between DigitalThink and
            Michael W. Pope dated September 14, 2001
**10.18     Standard Industrial/Commercial Single Tenant Lease dated July 17,
            2000 between Thomas A. Price and Gwendolyn L.Price, as trustees of the Price Trust UTD October 5, 1984 and DigitalThink, for office space located at 601 Brannan Street, San Francisco, California, and
            addenda and inserts thereto
 **21.1     DigitalThink subsidiaries
 **23.1     Independent Auditors' Consent and Report on Schedule
   23.2     Independent Auditors' Consent and Report on Schedule
 **24.1     Power of Attorney (included in Form 10K filed on June 4, 2002 on page 58)

----------

^ Incorporated by reference to exhibit 99.1 filed with our Report on Form 8-K
   (File No. 000-28687).

# Incorporated by reference to exhibit 4.2(b) filed with our Registration
    Statement on Form S-1 (File No. 333-92429), as amended.

* Incorporated by reference to the same number exhibit filed with our Registration Statement on Form S-1 (File No. 333-92429), as amended.

** Incorporated by reference to the same number exhibit filed with our Form 10K on June 4, 2002 (File No. 000-28687).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DIGITALTHINK, INC.
                             (Registrant)
August 28, 2002

                     By: /s/ MICHAEL W. POPE
                         -------------------------------------
                         Michael W. Pope
                         President and Chief Executive Officer

August 28, 2002

                     By: /s/ ROBERT J. KROLIK
                         ----------------------------------------
                         Robert J. Krolik
                         Chief Financial Officer

                                        Schedule II


                       DigitalThink, Inc. and Subsidiaries
                        Valuation and Qualifying Accounts
                 For the Years Ended March 31, 2000, 2001, 2002

                               Balance at Charges to         Charged  Balance at
                               Beginning  Costs and          To Other   End of
                               of Period  Expenses Deductions Accounts (1)Period
                               ---------- -------- ---------- -------- --------

Year ended March 31, 2000:
Allowance for doubtful accounts $ 75,000 $170,000  $ (40,000) $   --   $205,000
Year ended March 31, 2001:
Allowance for doubtful accounts $205,000 $170,000  $(128,000) $   --   $247,000
Year ended March 31, 2002:
Allowance for doubtful accounts $247,000  $96,000  $(342,000) $483,000 $484,000

(1) Recorded on the books of acquired company

                                  EXHIBIT LIST


Exhibit
Number     Description of Document
   ^2.1 Agreement and Plan of Reorganization among and between DigitalThink, LearningByte International and Merger Sub, dated August 14, 2001
  **3.1    Amended and Restated Certificate of Incorporation
   #3.2    Bylaws of DigitalThink, Inc.
   *5.1    Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation
**10.15    Restated 1996 ISO Stock Plan
**10.16 Change of Control Severance Agreement between DigitalThink and Jon C. Madonna dated September 14, 2001
**10.17 Change of Control Severance Agreement between DigitalThink and Michael W. Pope dated September 14, 2001
**10.18 Standard Industrial/Commercial Single Tenant Lease dated July 17, 2000 between Thomas A. Price and Gwendolyn L. Price, as trustees of the Price Trust UTD October 5, 1984 and DigitalThink, for office space located at 601 Brannan Street, San Francisco, California, and addenda and inserts thereto
 **21.1    DigitalThink subsidiaries
 **23.1    Independent Auditors' Consent and Report on Schedule
   23.2    Independent Auditors' Consent and Report on Schedule
 **24.1    Power of Attorney (included in Form 10K filed on June 4, 2002 on page 58)
__________

^ Incorporated by reference to exhibit 99.1 filed with our Report on Form 8-K (File No. 000-28687).

# Incorporated by reference to exhibit 4.2(b) filed with our Registration Statement on Form S-1 (File No. 333-92429), as amended.

* Incorporated by reference to the same number exhibit filed with our Registration Statement on Form S-1 (File No. 333-92429), as amended.

** Incorporated by reference to the same number exhibit filed with our Form 10K on June 4, 2002 (File No. 000-28687).