Form 10-Q
period 2002-09-30
DIGITALTHINK INC
filed 2002-11-07
CIK 1100514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the quarterly period ended

                               September 30, 2002

                                       or

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 000-28687

                               DIGITALTHINK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      DELAWARE                                         94-3244366
STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                         NUMBER)

              601 BRANNAN STREET, SAN FRANCISCO, CALIFORNIA, 94107
                    (Address of principal executive offices)

                                 (415) 625-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2002, Registrant had outstanding 41,377,125 Common Stock, $0.001 par value.

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets - September 30, 2002
             and March 31, 2002

         Condensed Consolidated Statements of Operations - three and six months ended September 30, 2002 and September 30, 2001

         Condensed Consolidated Statements of Cash Flows - six months ended
             September 30, 2002 and September 30, 2001

         Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, including Factors Affecting Future Results

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.  Controls and Procedures

                           PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 2.  Changes in Securities and Use of Proceeds

ITEM 3.  Defaults Upon Senior Securities

ITEM 4.  Submission of Matters to a Vote of Security Holders

ITEM 5.  Other Matters

ITEM 6.  Exhibits and Reports on Form 8-K

         Signatures

         Certifications

                               DIGITALTHINK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   September 30,     March 31,
                                                       2002            2002
                                                   -------------   -----------

ASSETS
Current assets:
  Cash and cash equivalents                       $    23,009      $    29,470
  Marketable securities                                    --            1,640
  Accounts receivable, net of allowance for
   doubtful accounts of $286 and $484, respectively     4,704            5,779
  Prepaid expenses and other current assets             2,332            1,675
                                                  -----------      -----------
       Total current assets                            30,045           38,564

Restricted cash and deposits                            4,141            4,083
Property and equipment, net                            16,960           18,325
Goodwill and other intangible assets                   24,393           75,300
                                                  ------------      -----------
       Total assets                               $    75,539      $   136,272
                                                  ============     ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $     3,351      $     3,569
  Accrued liabilities                                   5,103            7,938
  Borrowings under line of credit and notes payable     5,278            2,577
  Deferred revenues                                     4,923            7,043
                                                  -----------      -----------
       Total current liabilities                       18,655           21,127
Long-term liabilities                                   4,306            5,419

Stockholders' equity:
  Common stock - $0.001 per share value; shares
     authorized: 250,000; shares issued and
     outstanding: 41,140 at September 30, 2002
     and 40,452 at March 31, 2002                     268,271          267,814
  Deferred stock compensation                            (368)            (631)
  Accumulated other comprehensive losses                 (311)            (264)
  Accumulated deficit                                (215,014)        (157,193)
                                                   -----------      -----------
       Total stockholders' equity                      52,578          109,726
                                                   -----------      -----------
       Total liabilities and stockholders' equity  $   75,539      $   136,272
                                                  ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                               DIGITALTHINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                       ------------------    -------------------
                                        2002        2001     2002         2001
                                       ------------------    -------------------
Revenues:
  Delivered Learning fees              $ 5,867    $ 8,239    $10,861    $16,017
  Learning Solution services             4,156      7,045      8,767     14,277
                                      --------   --------   --------   --------
      Total revenues                    10,023     15,284     19,628     30,294

Costs and expenses:
   Cost of Delivered Learning fees       1,220      1,775      2,615      3,570
   Cost of Learning Solution services    1,381      3,375      3,076      6,738
   Content research and development      1,382      1,919      2,868      3,301
   Technology research and development   1,647      3,153      3,600      6,399
   Selling and marketing                 3,463      5,390      6,913     12,600
   General and administrative            1,680      1,790      3,847      3,548
   Depreciation                          1,829      1,443      3,524      2,510
   Acquisition and other related charges    --      5,792         --      5,792
   Amortization of goodwill and other
      intangibles                          359      1,794        718      2,995
   Amortization of warrants                  1      2,751          1      5,502
   Stock-based compensation *              123        541        263      1,169
                                       --------  --------    --------   --------
       Total costs and expenses         13,085     29,723     27,425     54,124
                                       --------  --------    --------   --------

Loss from operations                    (3,062)   (14,439)    (7,797)   (23,830)
Interest and other income                   69        578        164      1,407
                                       --------  --------    --------   --------
Net   loss   before cumulative
  effect of accounting change           (2,993)   (13,861)    (7,633)   (22,423)
Cumulative effect of accounting change      --         --    (50,189)        --
                                       --------  --------    --------   --------
Net loss                              $ (2,993)  $(13,861)  $(57,822)  $(22,423)
                                      =========  =========  =========  =========

Net loss per share-basic and diluted:
Net loss before cumulative effect of
accounting change                      $ (0.07) $  (0.37)    $ (0.19)   $ (0.62)
Cumulative effect of accounting change      --        --       (1.22)        --
                                       --------  --------    --------   --------
  Net loss per share-basic and diluted $ (0.07) $  (0.37)    $ (1.41)   $ (0.62)
                                      ========= =========   =========  =========

Shares  used in  basic  and  diluted
  loss  per common share                 41,083   37,048      40,944     36,055

(*) Stock-based compensation:
     Cost of Delivered Learning fees   $      1 $      7     $     2    $    17
     Cost of Learning Solution services      12       45          26        100
     Content research and development         1       12           2         25
     Technology research and development     31      170          66        377
     Selling and marketing                   39       88          84        197
     General and administrative              39      219          83        453
                                       --------  --------    --------   --------
        Total                          $    123 $    541     $   263    $ 1,169
                                      ========= =========   =========  =========

   See accompanying notes to the condensed consolidated financial statements.

                               DIGITALTHINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                   2002                2001
                                                ----------         -----------
 Cash flows from operating activities:
   Net loss                                    $ (57,822)           $(22,423)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                  3,524               2,510
     Cumulative effect of accounting change       50,189                  --
     Amortization of deferred stock compensation     263               1,169
     Amortization of warrants                          1               5,502
     Amortization of goodwill and other intangibles  718               2,995
     Loss on disposal of assets                       64                  --
     Acquisition and other related charges            --               5,328
     Changes in assets and liabilities:
       Restricted cash                               (58)               (362)
       Accounts receivable                         1,075               1,671
       Other current assets                         (657)                872
       Other current liabilities                  (3,274)             (1,912)
       Deferred revenue                           (2,120)             (7,066)
       Long term liabilities                      (1,057)                  1
                                                ---------           ---------
        Net cash used in operating activities     (9,154)            (11,715)
                                                ---------           ---------
Cash flows from investing activities:
  Purchases of property and equipment             (2,277)             (6,686)
  Sale of fixed assets                                54                  --
  Net cash paid in acquisition                        --                (493)
  Purchases of marketable securities                  --             (12,859)
  Proceeds from maturities of marketable
     securities                                    1,640              32,182
                                                ---------           ---------
        Net cash provided by (used in)
         investing activities                       (583)             12,144
                                                ---------           ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                 457               1,635
  Proceeds from issuance of notes payable          2,855                  --
                                                ---------           ---------
        Net cash provided by financing
          activities                               3,312               1,635
                                                ---------           ---------

Effect of exchange rates on cash and cash
  equivalents                                        (36)                 --
Net increase (decrease) in cash and cash
  equivalents                                     (6,461)              2,064
Cash and equivalents, beginning of the period     29,470              30,512
                                                ---------           ---------
Cash and equivalents, end of period             $ 23,009            $ 32,576
                                                =========           =========


   See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

DigitalThink, Inc. (the "Company") provides custom e-learning solutions designed to address the strategic business objectives of our customers regarding training courseware and the delivery of that courseware on a robust technology platform. The Company completed the development of its delivery technology and initial content, and began substantial sales and marketing efforts in fiscal year 1998. In November 1999, the Company reincorporated in Delaware.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures which are made are adequate to make the information presented not misleading. It is suggested that this document be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2002.

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

2. Net Loss Per Share

The following table sets forth the computation of net loss per share (in thousands, except for per share data):


                                        Three Months Ended    Six Months Ended
                                           September 30,         September 30,
                                       -------------------   ------------------
                                         2002       2001       2002      2001
                                       --------  ---------   --------  --------
Net loss before cumulative effect of
 accounting change                    $ (2,993)   $(13,861)  $ (7,633) $(22,423)
Cumulative effect of accounting
  change                                    --          --    (50,189)       --
                                      ---------  ----------  --------- --------
Net loss                              $ (2,993)   $(13,861)  $(57,822) $(22,423)
                                      =========  ==========  ========= ========

Weighted average common shares
  outstanding used in computing
  basic and diluted loss per share      41,083      37,048     40,944    36,055
                                      =========  ==========  ========= ========
Net loss per share:
Net loss before cumulative effect of
   accounting change                   $ (0.07)    $(0.37)   $  (0.19)  $ (0.62)
Cumulative effect of accounting change      --         --       (1.22)       --
                                       ---------  ----------  --------- --------
Net loss per share-basic and diluted   $ (0.07)    $(0.37)   $  (1.41)  $ (0.62)
                                       =========  ==========  ========= ========



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

3. Restructuring Charge

In March 2002, the Company initiated a strategic initiative, under which the Company restructured its business in response to the current market environment and as part of our continuing program to create efficiencies within its operations. The following table sets forth the activity related to the restructuring charge in the six months ended September 30, 2002 (in thousands):



                      Remaining                 Amounts
                      Liability               recorded in    Remaining Liability
                    Balances as of    Cash       Other         Balances as of
                    March 31, 2002  Payments    Accounts      September 30, 2002
                    --------------  --------  -----------    -------------------
Severance             $  210      $   (195)     $   --            $    15
Facilities and
   equipment              32            --         (32)                --
Lease commitments      7,627        (1,171)       (238)             6,218
                     --------     ---------    --------          ---------
   Total             $ 7,869      $ (1,366)     $ (270)           $ 6,233
                     ========     =========    ========          =========


At March 31, 2002, restructuring charge obligations were recorded as $2.5 million in accrued liabilities and $5.3 million in long-term liabilities. At September 30, 2002, restructuring charge obligations were recorded as $2.0 million in accrued liabilities and $4.2 million in long-term liabilities. The amounts recorded in other accounts are balances that have been recorded in accounts payable from accrued liabilities as the amounts have been invoiced and are coming due.

4. Revenue Recognition

Delivered learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six months. Delivered Learning fees are recognized ratably over this access period. Revenues for Learning Solution services, including custom course development or consulting services, are recognized as earned in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. The percentage of completion is based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract by contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no material losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses or in consulting services. Deferred revenues represent customer prepayments for both Delivered Learning fees and Learning Solution services.

5.  Change in Accounting for Goodwill and Certain Intangibles

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on the results of operations, financial position or liquidity of the Company.

Effective April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit (the Company in this case) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ending September 30, 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We incurred a reduction in goodwill of $50.2 million upon the completion of our analysis, which resulted in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the six months ended September 30, 2002. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. SFAS No. 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.

The following sets forth a summary of net loss and net loss per share information for the three and six months ended September 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142 (in thousands, except per share amounts):


                                     Three Months Ended      Six Months Ended
                                        September 30,          September 30,
                                  ---------------------    --------------------
                                     2002         2001        2002       2001
                                  ---------   ----------    --------- ---------
Reported net loss before
cumulative effect of accounting
change                            $ (2,993)   $ (13,861)    $ (7,633) $(22,423)

Reported net loss                 $ (2,993)   $ (13,861)    $(57,822) $(22,423)

Goodwill amortization                   --    $   1,491           --  $  2,642

Adjusted net loss before
cumulative effect of accounting
change                            $ (2,993)   $ (12,370)    $ (7,633) $(19,781)

Adjusted net loss                 $ (2,993)   $ (12,370)    $(57,822) $(19,781)

Weighted average common shares
 outstanding used in computing
 basic and diluted loss per share   41,083       37,048       40,944    36,055


Basic and diluted net loss per share:
Reported net loss per share
before cumulative effect of
accounting change                 $  (0.07)    $  (0.37)     $ (0.19)  $ (0.62)

Reported net loss per share       $  (0.07)    $  (0.37)     $ (1.41)  $ (0.62)

Goodwill amortization                   --     $   0.04           --   $  0.07

Adjusted net loss per share--
 basic and diluted before
 cumulative effect of accounting
 change                           $  (0.07)    $  (0.33)     $ (0.19)  $ (0.55)

Adjusted net loss per share-
  basic and diluted               $  (0.07)    $  (0.33)     $ (1.41)  $ (0.55)


Changes in the carrying amount of goodwill for the six months ended September 30, 2002, were as follows (in thousands):

 Balance at March 31, 2002                                  $  69,818
 Cumulative effect of change in accounting principle          (50,189)
                                                            ----------
 Balance at September 30, 2002                              $  19,629
                                                            ==========

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of March 31, 2002 and September 30, 2002 are as follows (in thousands):



                             March 31, 2002               September 30, 2002
                     ----------------------------   ----------------------------
                       Gross                  Net     Gross                 Net
                     Carrying  Accumulated   Book   Carrying  Accumulated  Book
                      Amount  Amortization   Value   Amount   Amortization Value
                     -------- ------------  ------  --------  ------------ -----
Amortized Intangible
   Assets:
LearningByte acquired
   technology        $ 6,100   $ (762)      $5,338   $6,100    $(1,371)   $4,729
TCT acquired
   technology            215      (71)         144      215       (180)       35
                    --------  --------     -------   ------   ---------  -------
    Total             $6,315   $ (833)      $5,482   $6,315    $(1,551)   $4,764
                    ========  ========     =======   ======   =========  =======

Amortization expense recorded on the intangible assets for the three and six months ended September 30, 2002 was $359,000 and $718,000, respectively, and was $303,000 for both the three and six months ended September 30, 2001. The estimated future amortization expense by fiscal year is as follows: 2003 - $1.4 million; 2004 - $1.2 million; 2005 - $1.2 million; 2006 - $1.2 million and 2007
- $406,000.

6.  Recent Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in its quarter ended June 30, 2002, which has had no impact on the financial statements through the six months ended September 30, 2002.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

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

Revenues decreased from $15.3 million in the three months ended September 30, 2001 to $10.0 million in the three months ended September 30, 2002. For the three months ended September 30, 2002, Delivered Learning fees represented 59% of revenues and Learning Solution services represented 41% of revenues. This is compared to the three months ended September 30, 2001, during which Delivered Learning fees represented 54% of revenues and Learning Solution services represented 46% of revenues.

Delivered Learning Fees

Delivered Learning fees decreased from $8.2 million in the three months ended September 30, 2001 to $5.9 million in the three months ended September 30, 2002. The total number of customers increased from 436 to 492 and the total number of courses developed increased from 624 to 912. Revenue decreased in the quarter ended September 30, 2002 as compared to the same period last year due to more courses being delivered to our clients that have unlimited delivery relationships offset by fewer enrollments with our other clients that pay for delivery as incurred. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings and as our content development projects progress.

Learning Solution Services

Learning Solution services revenue decreased from $7.0 million in the three months ended September 30, 2001 to $4.2 million in the three months ended September 30, 2002 as the average dollar size of the contracts decreased.

We market our products primarily through our direct sales channel and our system integrator resellers in the United States. We also market our products through resellers, customers, co-developers, and Internet portals. Internationally, we have begun developing relationships with third-party integrators and resellers. To date, our international revenues have been less than 5% of total revenues.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel-related costs, maintenance and facility costs required to operate our website and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees decreased from $1.8 million in the three months ended September 30, 2001 to $1.2 million in the three months ended September 30, 2002. This decrease was attributable to decreased personnel and equipment related expense. Headcount related to the cost of Delivered Learning fees, decreased from 36 at September 30, 2001 to 26 employees at September 30, 2002.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel-related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services decreased from $3.4 million in the three months ended September 30, 2001 to $1.4 million in the three months ended September 30, 2002. This decrease was primarily attributable to the shifting of higher cost headcount in the United States to lower cost headcount in India with approximately 70 employees now in India. Headcount related to cost of Learning Solution services increased from 138 employees at September 30, 2001 to 139 employees at September 30, 2002, although the percentage of India employees was approximately 50% compared to almost none in the previous period.

Content Research and Development

Content research and development expenses are expensed as incurred in accordance with SFAS No. 86, and represent costs to develop catalog courses, including personnel-related costs, content acquisition costs and content editing. Content research and development expenses decreased from $1.9 million in the three months ended September 30, 2001 to $1.4 million in the three months ended September 30, 2002 mainly due to shifting of higher cost headcount in the United States to lower cost headcount in India where there are approximately now 30 employees. Headcount in content research and development remained flat at 55 employees at September 30, 2001 and September 30, 2002, with approximately 55% of the employees in India compared to almost none in the previous period.

Technology Research and Development

Technology   research   and   development    expenses   consist   primarily   of
personnel-related costs in connection with product development efforts of underlying technology. Technology research and development expenses decreased from $3.2 million in the three months ended September 30, 2001 to $1.6 million in the three months ended September 30, 2002. This decrease was primarily attributable to a decrease in contractor spending and the shifting of higher cost headcount in the United States to lower cost headcount in India where there are approximately 41 employees. Headcount increased from 54 employees at September 30, 2001 to 61 employees at September 30, 2002 with approximately 76% of the employees in India compared to almost none in the previous period.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel-related costs, commissions, advertising and other promotional expenses, royalties paid to authors and travel and entertainment expenses. Selling and marketing expenses decreased from $5.4 million in the three months ended September 30, 2001 to $3.5 million in the three months ended September 30, 2002 primarily due to less advertising, a reduction in tradeshow activity and in personnel. Headcount in selling and marketing decreased from 94 at September 30, 2001 to 52 at September 30, 2002. We expect selling and marketing expenses to remain relatively flat as we reevaluate our marketing efforts and review our promotional activities.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, occupancy costs, insurance-related costs, and professional services fees. General and administrative expenses decreased from $1.8 million in the three months ended September 30, 2001 to $1.7 million in the three months ended September 30, 2002. This decrease was due to lower occupancy costs offset by increased fees related to insurance and professional services. Headcount increased from 43 employees at September 30, 2001 to 58 employees at September 30, 2002 with approximately 34% of the employees in India compared to almost none in the previous period.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles totaled $1.8 million in the three months ended September 30, 2001 associated with the acquisition of LearningByte International, Inc. ("LBI"). Amortization totaled $359,000 in the three months ended September 30, 2002 related to amortization of intangibles associated with the acquisition of LBI.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $2.8 million in the three months ended September 30, 2001 and zero in the three months ended September 30, 2002 as a result of the restructuring of the EDS agreement, whereby EDS surrendered its vested and unvested warrants to purchase shares of the Company's common stock in March 2002. The Company expensed $1 thousand of warrant expense in the three months ended September 30, 2002 related to warrants issued in connection with the restructuring of the lease on DigitalThink's headquarters facility in San Francisco in August 2002.

Stock-Based Compensation

Stock-based compensation expense decreased from $541,000 in the three months ended September 30, 2001 to $123,000 in the three months ended September 30, 2002.

Net Loss

The net loss decreased from $13.9 million in the three months ended September 30, 2001 to $3.0 million in the three months ended September 30, 2002.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Revenues decreased from $30.3 million in the six months ended September 30, 2001 to $19.6 million in the six months ended September 30, 2002. For the six months ended September 30, 2002, Delivered Learning fees represented 55% of revenues and Learning Solution services represented 45% of revenues. This is compared to the six months ended September 30, 2001, during which Delivered Learning fees represented 53% of revenues and Learning Solution services represented 47% of revenues.

Delivered Learning Fees

Delivered Learning fees decreased from $16.0 million in the six months ended September 30, 2001 to $10.9 million in the six months ended September 30, 2002 even though the number of customers and courses increased. Revenue decreased in the six months ended September 30, 2002 as compared to the same period last year due to more courses being delivered to our clients that have unlimited delivery relationships offset by fewer enrollments with our clients that pay for delivery as incurred. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution Services

Learning Solution services revenue decreased from $14.3 million in the six months ended September 30, 2001 to $8.8 million in the six months ended September 30, 2002 as the average dollar size of the contracts decreased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel-related costs, maintenance and facility costs required to operate our website and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees decreased from $3.6 million in the six months ended September 30, 2001 to $2.6 million in the six months ended September 30, 2002. This decrease was attributable to decreased personnel and equipment related expenses. Headcount related to cost of Delivered Learning fees, decreased from 36 at September 30, 2001 to 26 employees at September 30, 2002.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel-related costs and contractor expenses to develop custom and tailored courses for specific customers. Cost of Learning Solution services decreased from $6.7 million in the six months ended September 30, 2001 to $3.1 million in the six months ended September 30, 2002. This decrease was primarily attributable to the shifting of higher costs headcount in the United States to lower cost headcount in India with approximately 70 employees now in India. Headcount related to cost of Learning Solution services increased from 138 employees at September 30, 2001 to 139 employees at September 30, 2002, although the percentage of India employees was approximately 50% compared to almost none in the previous period.

Content Research and Development

Content research and development expenses are expensed as incurred in accordance with SFAS No. 86, and represent costs to develop catalog courses, including personnel-related costs, content acquisition costs and content editing. Content research and development expenses decreased from $3.3 million in the six months ended September 30, 2001 to $2.9 million in the six months ended September 30, 2002. This decrease was due to slightly lower personnel costs due to the shift of higher cost United States employees to lower cost India where there are approximately 30 employees. Headcount in content research and development remained flat at 55 employees at September 30, 2001 and September 30, 2002, with approximately 55% of the employees in India compared to almost none in the previous period.

Technology Research and Development

Technology   research   and   development    expenses   consist   primarily   of
personnel-related costs in connection with product development efforts of underlying technology. Technology research and development expenses decreased from $6.4 million in the six months ended September 30, 2001 to $3.6 million in the six months ended September 30, 2002. This decrease was primarily attributable to a decrease in contractor spending and the shifting of higher cost headcount in the United States to lower cost headcount in India where there are approximately 41 employees. Headcount increased from 54 employees at September 30, 2001 to 61 employees at September 30, 2002 with approximately 76% of the employees in India compared to almost none in the previous period.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel-related costs, commissions, advertising and other promotional expenses, royalties paid to authors and travel and entertainment expenses. Selling and marketing expenses decreased from $12.6 million in the six months ended September 30, 2001 to $6.9 million in the six months ended September 30, 2002. This decrease reflects is primarily due to less advertising, a reduction in tradeshow activity and in personnel. Headcount in selling and marketing decreased from 94 at September 30, 2001 to 52 at September 30, 2002. We expect selling and marketing expenses will remain relatively flat as we reevaluate our marketing efforts and review our promotional activities.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, occupancy costs, insurance-related costs, and professional services fees. General and administrative expenses increased from $3.5 million in the six months ended September 30, 2001 to $3.8 million in the six months ended September 30, 2002. This increase was due to lower occupancy costs offset by fees related to insurance and professional services. Headcount increased from 43 employees at September 30, 2001 to 58 employees at September 30, 2002 with approximately 34% of the employees in India compared to almost none in the previous period.

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

Amortization of Goodwill and Other Intangibles

Expenses related to the amortization of goodwill and other intangibles decreased from $3.0 million in the six months September 30, 2001 to $718,000 million in the six months ended September 30, 2002 related to LBI.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $5.5 million in the six months ended September 30, 2001 and zero in the six months ended September 30, 2002 as a result of the restructuring of the EDS agreement, whereby EDS surrendered its vested and unvested warrants to purchase shares of the Company's common stock in March 2002. The Company expensed $1 thousand of warrant expense in the six months ended September 30, 2002 related to warrants issued in connection with the restructuring of the lease on DigitalThink's headquarters facility in San Francisco in August 2002.

Stock-Based Compensation

Stock-based compensation expense decreased from $1.2 million in the six months ended September 30, 2001 to $263,000 in the six months ended September 30, 2002.

Net Loss Before Cumulative Effect of Accounting Change

The net loss decreased from $22.4 million in the six months ended September 30, 2001 to $7.6 million in the six months ended September 30, 2002.

Cumulative Effect of Accounting Change

Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles to goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and the reclassification of certain intangibles out of previously reported goodwill. Upon the adoption of SFAS No. 142, the Company recognized a goodwill impairment loss of $50.2 million as of April 1, 2002, which was recorded as the cumulative effect of an accounting change in the Company's consolidated statements of operations for the six months ended September 30, 2002. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Critical Accounting Policies

There have been no significant changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended March 31, 2002.

Liquidity and Capital Resources

Net cash used in operating activities totaled $9.2 million for the six months ended September 30, 2002 and $11.7 million for the comparable prior year period. Cash used in operating activities for the current period resulted from net operating losses, decreases in accounts receivable and current liabilities, and increases in other current assets. Deferred revenue decreased from $7.0 million at March 31, 2002 to $4.9 million at September 30, 2002. Deferred revenue results from customer advance billings and prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met. Accrued liabilities have decreased from $7.9 million at March 31, 2002 to $5.1 million on September 30, 2002 and long-term liabilities have decreased from $5.4 million at March 31, 2002 to $4.3 million at September 30, 2002 resulting in a reduction of expenses and the payment of invoices in the quarter.

Net cash used in investing activities totaled $0.6 million in the six months ended September 30, 2002 and net cash provided by investing activities totaled $12.1 million for the comparable prior year period. The change resulted from the acquisition of capital assets, including leasehold improvements, hardware for our website, and computer and office related equipment, and the maturity of marketable securities.

Cash provided by financing activities totaled $3.3 million in the six months ended September 30, 2002 and $1.6 million in the six months ended September 30, 2001. The increase reflects the exercise of stock options and stock purchases in the employee stock purchase program and borrowings on the Company's line of credit.

In December 2001, we entered into a $5.0 million line of credit agreement, expiring in December 2002, and had available $2.8 million from this line of credit as of March 31, 2002. Subsequent to March 31, 2002, the balance of $2.2 million on the line of credit was repaid. In June 2002, we amended the line of credit agreement to increase the line to $8.0 million We had available $2.9 million from this line of credit as of September 30, 2002. Subsequent to September 30, 2002, the balance of $5.1 million on the line of credit was repaid.

We believe our existing cash resources, anticipated revenues and available borrowings are sufficient to finance our presently anticipated operating expenses and working capital requirements for at least the next twelve months. Our future liquidity and capital requirements will depend on numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures, as well as the macroeconomic environment, will affect our capital requirements as will funding of continued net losses and negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products, and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Actual resources sought may differ materially. We may seek to sell additional equity or debt securities or secure a larger bank line of credit. The sale of additional equity or debt securities could result in additional dilution to our stockholders. Currently, we have no other immediately available sources of liquidity. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly
changes  the   criteria   required  to  classify  an  asset  as   held-for-sale.
Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to adopt SFAS No. 144 for our fiscal year beginning April 1, 2002. The Company has adopted SFAS No. 144 in its quarter ended June 30, 2002, which had no impact on the financial statements through the six months ended September 30, 2002.

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

Statements regarding the Company's future financial performance or results of operations, including expected revenue growth, EBITDA growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can't be reduced; that demand for our products and services could be affected by adverse economic conditions affecting the information technology industry; the acquisition of businesses or the launch of new lines of business, which could increase operating expense and dilute operating margins; the inability to attract new customers; increased competition, which could lead to negative pressure on the Company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with the Company's initiatives to standardize its technology platforms or the failure of the Company to successfully complete that initiatives; and to the general risks associated with the Company's businesses.

The following additional factors could also impact our financial results and cause our forward-looking statements to be inaccurate:

Accounting rules regarding the accounting for goodwill have recently been changed by the FASB. The changes in these rules have had a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements continue to require recognition of goodwill as an asset but do not permit amortization of goodwill as was required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS No. 142, goodwill is to be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges are presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach applies to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. When these statements were adopted by the Company, our goodwill amortization charges ceased. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. As these statements have just been issued and adopted, it is difficult to predict whether our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

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

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT OF $215.0 MILLION AT SEPTEMBER 30, 2002. WE EXPECT FUTURE LOSSES OVER THE NEXT TWO QUARTERS AND WE MAY NOT ACHIEVE PROFITABILITY WITHIN THE TIMEFRAMES PUBLIC STOCKHOLDERS ANTICIPATE.

We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next quarter. Our accumulated deficit as of September 30, 2002 was $215.0 million. We have never achieved a profitable quarter and we expect to continue to incur quarterly losses as we expand our operations, invest in our technology, fund the development of new content and support our growth. We currently have approximately $23.0 million in cash and if we do not achieve profitability within the next several quarters, we will need to seek additional sources of cash in order to sustain our operations. We plan to continue to spend resources to market, sell and support our e-learning solutions, build infrastructure, and add additional features to our products. We also plan to invest to develop and acquire new course offerings with new areas of expertise, which may increase operating expenses if those expenses are not immediately offset by new revenues.

We will need to increase our quarterly revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

DEMAND FOR OUR PRODUCTS AND SERVICES HAS BEEN AND MAY CONTINUE TO BE EFFECTED BY ADVERSE ECONOMIC CONDITIONS AFFECTING THE INFORMATION TECHNOLOGY INDUSTRY.

The information technology industry has been in a period of economic decline during 2001 and 2002. This decline may be attributable in part to general weakness in the overall economy, which has led to reduced levels of investment by businesses in information technology products and systems. When businesses are reducing investment in technologies or slowing the rate of adoption of new technologies and systems, they have a reduced need for training of their employees, customers and others in the use of these systems. In addition, many of our current and potential customers have experienced adverse changes in their financial performance, whether as a result of the general weakening of the economy or other factors. Some companies may delay training initiatives or, if these companies continue to experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures overall before limiting other expenditures. As a result of these factors, and possibly also due to the aftermath of the September 11 terrorist attacks, our new contract signings in the second half of fiscal 2002 were materially and adversely affected, this in turn has impacted our revenues in fiscal 2003. Therefore, continuation of the economic downturn in the United States as well as continuation of the current adverse economic conditions in the information technology industry would harm our results of operations.

WE HAVE A SIGNIFICANT BUSINESS PRESENCE IN INDIA, AND RISKS ASSOCIATED WITH DOING BUSINESS THERE COULD DISRUPT OR HARM OUR BUSINESS.

In order to reduce costs associated with course development, we have established a significant presence in India through two acquisitions in the last fiscal year. As of September 30, 2002, we had approximately 170 employees in three separate locations in India. Difficulties that we could encounter with our Indian operations or with other international operations that we may establish in the future include the following:

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

In particular, in recent months, the level of hostilities between India and Pakistan has significantly increased as both nations have increased their troop strength at the border. In addition, both India and Pakistan are known to possess nuclear weapons. In the event war between India and Pakistan were to occur, our operations in India could be materially and adversely effected. Recently, in light of the escalation of tensions between India and Pakistan, the United States State Department has issued an advisory against travel to India.

If we encounter these problems in connection with our operations in India, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In the first six months of fiscal 2003, we had revenues of $19.6 million and expenses of $27.4 million, excluding the one-time charge related to SFAS No. 142 of $50.2 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, and the uncertainty regarding the acceptance of e-learning, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE; ADDITIONAL FUNDING MAY RESULT IN DILUTION TO OUR STOCKHOLDERS.

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue at least for the next quarter. We expect to use our available cash resources, anticipated revenues and credit facility primarily to fund sales and marketing activities, research and development, and continued operations, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months. However, if our capital requirements increase materially from those currently planned or if revenues fall below our expectations, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

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

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access from our Website. Most of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 45% of our total revenues for the six months ended September 30, 2002. Our ability to recognize revenues from custom-tailored courses depends upon our customers providing us with subject matter experts and content to be incorporated into the courses as well as our completion of production and obtaining customer acceptance at each stage of development. Accordingly, if customers do not provide us with the subject matter experts or content in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if these customers slowed or cancelled purchases or delayed payment in any future fiscal period. In the first six months of fiscal quarter of 2003, our five largest customers accounted for 69% of our total revenues of $19.6 million compared to 54% or $16.3 million for the first six months of fiscal 2002. We expect that major customers will continue to account for a significant portion of our revenues during future fiscal periods. Accordingly, changes in these customers' businesses and in their views regarding the value of e-learning in general and our products and services in particular could harm our financial performance.

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

Our strategy includes international sales. Our current plans include continued sales overseas, which began during fiscal 2001, as well as the creation of a partner-based support infrastructure for customers around the world. In addition to our operations in India, we could be affected by political and monetary changes, including instability in the Middle East and Central Asia, and changes required by the European Union.

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

OUR GROWTH DEPENDS ON HIRING AND RETAINING QUALIFIED PERSONNEL IN A HIGHLY COMPETITIVE EMPLOYMENT MARKET.

The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly database engineers, course content developers, web designers and sales personnel. We primarily rely on individual third parties to provide the majority of our tutoring and our ability to support our courses depends on the availability and competency of these third-party tutors. Education and Internet related industries create high demand for qualified personnel and candidates experienced in both areas are limited. Our failure to attract and retain sufficient skilled personnel may limit the rate at which we can grow, which will harm our business and financial performance.

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

Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our solution by comparison with solutions offered by other e-learning companies. These companies may include click2learn.com, Docent, IBM, NETg, Saba, Skillsoft and other regional web development organizations. We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. Larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. We may not be able to do so successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in course development or implementation, could impact our ability to capture market share. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We also expect to face increasing price pressures from customers as they demand more value for their learning-related expenditures. Increased competition, or our inability to compete successfully against current and future competitors, could reduce operating margins, loss of market share and thought leadership resulting in a diminution of our brand.

WE RELY ON COOPERATION FROM OUR CUSTOMERS AND THIRD PARTIES TO DEVELOP AND DELIVER COURSES AND OUR BUSINESS WILL SUFFER IF SUCH COOPERATION OCCURS IN AN UNTIMELY OR INEFFICIENT MANNER.

To be competitive, we must develop and introduce on a timely basis new course offerings, which meet the needs of companies seeking to use our e-learning solutions. The quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses by incorporating subject matter expertise provided by our customers and third party content developers into an e-learning delivery platform. The quality of our courses depends on receiving content and cooperation from our customers, subject matter experts provided by our customers, and third-party content developers. If we do not receive materials from these sources in a timely manner, we may not be able to develop or deliver specialized courses to our customers in the expected time frame. Even if we do receive necessary materials from third parties, our employees and consultants must complete their work in a timely manner or we will not meet customer or revenue expectations. In the past, we have experienced delays in obtaining access to our customers' experts, which has contributed to a longer development cycle and inefficient allocation of our resources. Any prolonged delays, even when caused by our customers, can result in failure to satisfy a customer's demands, damage our reputation and our inability to achieve our revenue goals.

OUR PLANS TO EXPAND THE SCOPE OF OUR COURSES TO FIELDS OTHER THAN INFORMATION TECHNOLOGY DEPENDS ON OUR ABILITY TO DEVELOP RELATIONSHIPS WITH EXPERTS, AND IF WE ARE UNABLE TO ATTRACT THE RIGHT EXPERTS, WE MAY NOT BE SUCCESSFUL IN ENTERING NEW FIELDS.

Our strategy involves broadening the fields presently covered by our courses. In particular, to date we have been primarily focused on courses in the information technology area. We are currently planning to develop and introduce new course offerings in global business skills, financial services and other fields. These new course offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courses into these areas will depend in part on our ability to negotiate and execute content development relationships with recognized experts or leading corporations in the new fields. If we cannot locate these experts, we may fail to develop the courses that our current and future customers will demand. The failure to expand our course offerings to new fields could constrain our revenue growth and harm our future prospects.

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

WE COULD INHIBIT INCREASES IN OUR REVENUES IF WE DO NOT DEVELOP INDIRECT SALES CHANNELS.

To date, more than 90% of our sales have been made through direct sales efforts. We believe that we will need to diversify our sales efforts to be successful. If we do not develop indirect sales channels, we may miss sales opportunities. We are currently investing in personnel and marketing activities to develop indirect sales channels, particularly through our relationships with EDS and BearingPoint (formerly KPMG Consulting), who provide learning as an additional service to their clients.

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

THE EXPECTED GROWTH IN OUR BUSINESS REQUIRES CONTINUOUS IMPROVEMENT TO OUR TECHNOLOGY INFRASTRUCTURE AND A FAILURE TO MAKE SUCH IMPROVEMENTS COULD LEAD TO CUSTOMER DISSATISFACTION AND REVENUE LOSSES.

In order to meet existing and anticipated demand, we must continue to improve the capacity of our technology infrastructure. Our success requires the continuing and uninterrupted performance of our internal computer network and Internet course servers. Any system failure that causes interruptions or delays in our ability to make our courses accessible to customers could reduce customer satisfaction. If sustained or repeated, a system failure could reduce the attractiveness of our courses and services, resulting in significant revenue losses. We are particularly vulnerable to network failures during periods of rapid growth when our roster of courses and participants can outpace our network capacity. The continued viability of our business requires us to support multiple participants concurrently and deliver fast response times with minimal network delays. Any failure to meet these capacity requirements could lead to additional expenditures, lost business opportunities and damage to our reputation and competitive position.

ANY FAILURE OF, OR CAPACITY CONSTRAINTS IN, THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS.

Our success is highly dependent on the consistent performance of our Internet and communications infrastructure. Our communications hardware and some of our other computer hardware operations are located at the facilities of Cable & Wireless (formerly Exodus), in Santa Clara, California with a back-up facility in Sacramento, California. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins, earthquakes, fires, floods, other natural disasters or other similar disruptive problems could adversely affect the operation of our systems. Despite precautions we have taken, unanticipated problems affecting our systems in the future could cause interruptions or delays in the delivery of our courses.

Our telecommunications vendor and our co-location facilities together provide us with our Internet connection. Their failure to provide sufficient and timely data communications capacity and network infrastructure could cause service interruptions or slower response times, resulting in reduced customer demand for our courses and services. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. We could be required to make capital expenditures in the event of damage. Any system failures could adversely affect customer usage in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and commerce partners.

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

In October 2001, a complaint was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters of the Company's initial public offering. The complaint was purportedly filed on behalf of a class or certain persons who purchased DigitalThink's common stock between February 24, 2000 and December 6, 2000. The complaint alleges violations by DigitalThink and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. Substantially similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998.

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. The complaint alleges that DigitalThink has infringed certain patents that have been assigned to IP Learn. Substantially similar complaints have been filed against at least four other companies in the e-learning industry.

We believe that both of these actions are without merit and intend to vigorously defend ourselves against both of them. Although we cannot presently determine the outcome of this action, an adverse resolution of this matter could significantly negatively impact our financial position and results of operations.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company's exposure to market risk as disclosed in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended March 31, 2002.

ITEM 4:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), performed an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation date") within 90 days before the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2001, a complaint was filed in the United States District Court for the Southern District of New York against DigitalThink, certain of its officers and directors, and certain underwriters of the Company's initial public offering. The complaint was purportedly filed on behalf of a class or certain persons who purchased DigitalThink's common stock between February 24, 2000 and December 6, 2000. The complaint alleges violations by DigitalThink and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. Substantially similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998.

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. The complaint alleges that DigitalThink has infringed certain patents that have been assigned to IP Learn. Substantially similar complaints have been filed against at least four other companies in the e-learning industry.

Although no assurances can be given that these matters will be resolved in the Company's favor, the Company believes the resolution of these lawsuits will not have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 22, 2002 the Company issued warrants to purchase 200,000 shares of DigitalThink common stock, at an exercise price of $310,000 to Thomas A. Price and Gwendolyn L. Price, as trustees of the Price Trust UTD October 5, 1984 in connection with the restructuring of the lease on DigitalThink's headquarters facility in San Francisco. The warrant must be exercised by August 22, 2007. The Company relied on Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, as the exemption from registration as the sale was to a single accredited investor.

On September 30, 2002, the Company entered into an agreement to sell 100,000 shares of DigitalThink common stock and 15-month option to purchase an additional 100,000 shares to Roger Goddu, a new member of the DigitalThink board of directors. The Company relied on Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, as the exemption from registration as the sale was to a single accredited investor. The aggregate purchase price of the shares and option is $150,000 and the aggregate exercise price of the option is $111,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 18, 2002, the Company held its 2002 Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of three (3) Class III directors of the Company to serve for terms of three years expiring upon the 2005 Annual Meeting of Stockholders or until their successors are elected, (ii) to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending March 31, 2003.

The following persons were elected as directors of the Company for the ensuing years by votes next to such persons name:

                                   For                          Withheld
                            -----------------               ---------------
Peter J. Goettner              32,401,971                       588,238
Jon C. Madonna                 32,338 524                       651,685
Roderick C. McGeary            32,467,006                       523,203

Peter J. Goettner, Jon C. Madonna and Roderick C. McGeary were each elected as Class III Directors and shall serve until their respective successors have been fully elected and qualified. The other members of the Board are Samuel D. Kingsland, Steven L. Eskenazi, William H. Lane III and Michael W. Pope.

Deloitte & Touche LLP was approved to act as the Company's independent certified public accountants for the ensuing year by the following vote:

                                 For              Against          Abstain
                           ----------------   --------------   ---------------
                              32,403,411          578,380          8,418

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

      Exhibit  10.19  Restated 1996 ISO Stock Plan

      Exhibit 10.20 Standard Industrial/Commercial Single Tenant Lease Amendment dated September 4, 2002 between Thomas A. Price and Gwendolyn L. Price, as trustees of the Price Trust UTD October 5, 1984 and DigitalThink, for office space located at 601 Brannan Street, San Francisco, California

      Exhibit  10.21  Warrant  Agreement  dated August 21, 2002  between  Thomas
                      A. Price and Gwendolyn L. Price, as trustees of the Price Trust UTD October 5, 1984 and DigitalThink

      Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

      Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)      Reports on Forms 8-K:

On July 19, 2002, the Company filed Form 8-K with the Securities and Exchange Commission to report a press release dated July 18, 2002 announcing
DigitalThink's agreement to amend its Shareholder Rights Plan to permit Walden VC and its related parties to purchase up to 20%, in the aggregate, of DigitalThink's common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIGITALTHINK, INC.
                                       (Registrant)

Date: November 7, 2002                 /s/  Michael W. Pope
                                       ------------------------------------
                                       Michael W. Pope
                                       Chief Executive Officer, President
                                           and Director
                                       (Principal Executive Officer)


Date: November 7, 2002                 /s/  ROBERT J. KROLIK
                                       ------------------------------------
                                       Robert J. Krolik
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                            Officer)

CERTIFICATIONS

I, Michael W. Pope, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DigitalThink, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Michael W. Pope
-----------------------------
Michael W. Pope
Chief Executive Officer, President and Director

I, Robert J. Krolik, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DigitalThink, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Robert J. Krolik
------------------------
Robert J. Krolik
Chief Financial Officer