Form 10-Q
period 2002-12-31
DIGITALTHINK INC
filed 2003-02-11
CIK 1100514

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

                                December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 4, 2003, Registrant had outstanding 41,534,599 Common Stock, $0.001 par value.

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets - December 31, 2002
           and March 31, 2002

        Condensed Consolidated Statements of Operations - three and nine months ended December 31, 2002 and December 31, 2001

        Condensed Consolidated Statements of Cash Flows - nine months ended December 31, 2002 and December 31, 2001

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

ITEM 6. Exhibits and Reports on Form 8-K

        Signatures

        Certifications

                               DIGITALTHINK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     December 31,     March 31,
                                                         2002           2002
                                                    --------------   ----------
ASSETS
Current assets:
  Cash and cash equivalents                           $   22,122     $  29,470
  Marketable securities                                       --         1,640
  Accounts receivable, net of allowance for doubtful
    accounts of $300 and $484, respectively                4,472         5,779
  Prepaid expenses and other current assets                1,578         1,675
                                                      ----------      ---------
       Total current assets                               28,172        38,564
Restricted cash and deposits                               4,141         4,083
Property and equipment, net                               15,675        18,325
Goodwill and other intangible assets                      24,052        75,300
                                                      ----------     ---------
       Total assets                                    $  72,040     $ 136,272
                                                      ==========     =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   2,701     $   3,569
  Accrued liabilities                                      4,589         7,938
  Borrowings under line of credit and notes payable        5,296         2,577
  Deferred revenues                                        3,206         7,043
                                                      ----------      ---------
       Total current liabilities                          15,792        21,127

Long-term liabilities                                      4,948         5,419

Stockholders' equity:
  Common stock - $0.001 per share value; shares
     authorized: 250,000; shares issued and
     outstanding: 41,522 at December 31, 2002
     and 40,452 at March 31, 2002                        268,653       267,814
  Deferred stock compensation                               (262)         (631)
  Accumulated other comprehensive losses                    (303)         (264)
  Accumulated deficit                                   (216,788)     (157,193)
                                                      -----------     ---------
       Total stockholders' equity                         51,300       109,726
                                                      -----------     ---------
       Total liabilities and stockholders' equity      $  72,040     $ 136,272
                                                      ==========     =========

See accompanying notes to the condensed consolidated financial statements.

                               DIGITALTHINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           DECEMBER 31,          DECEMBER 31,
                                        -------------------  -------------------
                                          2002       2001      2002        2001
                                        -------------------  -------------------
Revenues:
  Delivered Learning fees              $ 5,554    $ 7,397   $ 16,415   $ 23,414
  Learning Solution services             5,481      6,410     14,248     20,687
                                       -------   --------    -------    --------
      Total revenues                    11,035     13,807     30,663     44,101

Costs and expenses:
   Cost of Delivered Learning fees       1,042      1,567      3,657      5,137
   Cost of Learning Solution services    1,852      3,023      4,928      9,761
   Content research and development      1,346      1,862      4,214      5,163
   Technology research and development   1,667      2,603      5,267      9,002
   Selling and marketing                 3,355      4,676     10,268     17,276
   General and administrative            1,510      1,604      5,357      5,152
   Depreciation                          1,729      1,308      5,253      3,818
   Acquisition and other related charges    --         --         --      5,792
   Amortization of goodwill and other
      intangibles                          341      2,114      1,059      5,109
   Restructuring charge adjustments        (83)        --        (83)        --
   Amortization of warrants                  4      2,751          5      8,253
   Stock-based compensation *              105        469        368      1,638
                                       -------    -------   --------    --------
       Total costs and expenses         12,868     21,977     40,293     76,101
                                       -------    -------   --------    --------
Loss from operations                    (1,833)    (8,170)    (9,630)   (32,000)
Interest and other income                   60        324        224      1,731
                                       -------    -------   --------    --------
Net loss before cumulative
  effect of accounting change           (1,773)    (7,846)    (9,406)   (30,269)
Cumulative effect of accounting change      --         --    (50,189)        --
                                       -------    --------   --------   --------
Net Loss                              $ (1,773)   $(7,846)  $(59,595)  $(30,269)
                                      =========   ========  =========  =========

Net loss per share--basic and diluted:
Before cumulative effect of
accounting change                     $  (0.04)   $ (0.20)  $  (0.23)  $  (0.81)
Cumulative effect of accounting change      --         --      (1.22)        --
                                      --------    --------  ---------  ---------
Net loss per share--basic and diluted $  (0.04)   $ (0.20)  $  (1.45)  $  (0.81)
                                      =========   ========  =========  =========

Shares  used in  basic  and  diluted
 loss  per  common share                41,372     40,212     41,090     37,441

(*) Stock-based compensation:
     Cost of Delivered Learning fees  $      1     $    6    $     3    $    23
     Cost of Learning Solution services     11         40         37        140
     Content research and development        1          5          3         30
     Technology research and development    26        116         92        493
     Selling and marketing                  33        173        117        370
     General and administrative             33        129        116        582
                                      --------     ------     ------     -------
        Total                         $    105     $  469    $   368    $ 1,638
                                      ========     ======    =======    ========

See accompanying notes to the condensed consolidated financial statements.

                               DIGITALTHINK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                NINE MONTHS ENDED DECEMBER 31,
                                                   2002                2001
                                               ------------       ------------
Cash flows from operating activities:
   Net loss                                      $ (59,595)       $  (30,269)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                    5,253             3,818
     Cumulative effect of accounting change         50,189                --
     Amortization of deferred stock compensation       368             1,638
     Amortization of warrants                            5             8,253
     Amortization of goodwill and other intangibles  1,059             5,109
     Restructuring charge adjustments                  (83)               --
     Loss on disposal of assets                         64                --
     Acquisition and other related charges              --             5,327
     Changes in assets and liabilities:
       Restricted cash                                 (58)              254
       Accounts receivable                           1,308              (825)
       Other current assets                             96             1,393
       Other current liabilities                    (5,086)           (8,118)
       Deferred revenue                             (3,836)           (8,199)
       Long term liabilities                           333                --
                                                  ---------        ----------
        Net cash used in operating activities       (9,983)          (21,619)
                                                  ---------        ----------
Cash flows from investing activities:
  Purchases of property and equipment               (2,759)           (8,908)
  Sale of fixed assets                                  92                --
  Net cash paid in acquisition                          --              (954)
  Purchases of marketable securities                    --           (12,859)
  Proceeds from maturities of marketable securities  1,640            39,493
                                                   --------        ----------
        Net cash provided by (used in)
           investing activities                     (1,027)           16,772
                                                   --------        ----------
Cash flows from financing activities:
  Proceeds from sale of common stock                   834             2,476
  Principal payments on line of credit and notes        --            (3,569)
  Borrowings on line of credit                       2,855             2,245
                                                   -------         ----------
        Net cash provided by financing
            activities                               3,689             1,152
                                                   -------         ----------
Effect of exchange rates on cash and cash
        equivalents                                    (27)             (181)
Net decrease in cash and cash equivalents           (7,348)           (3,876)
Cash and equivalents, beginning of the period       29,470            30,512
                                                  ---------         ----------
Cash and equivalents, end of period               $ 22,122          $ 26,636
                                                  =========         ==========

See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

DigitalThink, Inc. (the "Company") provides custom e-learning solutions designed to address the strategic business objectives of our customers through training courseware and the delivery of that courseware on a robust technology platform. The Company completed the initial development of its delivery technology and initial content, and began substantial sales and marketing efforts in fiscal year 1998. In November 1999, the Company reincorporated in Delaware from California.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that this document be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended March 31, 2002.

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

2. Net Loss Per Share

The following table sets forth the computation of net loss per share (in thousands, except for per share data):


                                        Three Months Ended    Nine Months Ended
                                            December 31,         December 31,
                                        ------------------   ------------------
                                         2002        2001      2002      2001
                                        -------  ---------   --------  --------
Net loss before cumulative effect of
  accounting change                    $ (1,773)  $ (7,846)  $ (9,406) $(30,269)
Cumulative effect of accounting
  change                                     --         --    (50,189)       --
                                       ---------  ---------  --------   --------
Net loss                               $ (1,773)  $ (7,846)  $(59,595) $(30,269)
                                       =========  =========  ========= =========

Weighted average common shares
 outstanding used in computing
 basic and diluted loss per share         41,372    40,212     41,090    37,441
                                       =========  =========  ========= =========

Net loss per share:
Before cumulative effect of
 accounting change                      $ (0.04)  $  (0.20)   $ (0.23) $  (0.81)
Cumulative effect of accounting change       --         --      (1.22)       --
                                       ---------  ---------   -------- ---------
Net loss per share--basic and diluted   $ (0.04)  $  (0.20)   $ (1.45) $  (0.81)
                                       =========  =========   ======== =========

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

3. Restructuring Charge

In March 2002, the Company initiated a strategic initiative, under which the Company restructured its business in response to the current market environment and as part of the Company's continuing program to create efficiencies within its operations. The following table sets forth the activity related to the restructuring charge in the nine months ended December 31, 2002 (in thousands):


            Remaining                Amounts
            Liability              recorded in              Remaining Liability
            Balances as of   Cash    Other        Net         Balances as of
            March 31, 2002 Payments Accounts   Adjustments   December 31, 2002
            -------------- -------- --------- -------------  ------------------
Severance     $   210     $    (210)   $  --     $    --           $   --
Facilities and
   equipment       32           --       (32)         --               --
Lease
 commitments    7,627        (1,418)    (244)        (83)           5,882
              -------     ----------  -------    --------         -------
 Total        $ 7,869     $  (1,628)  $ (276)    $   (83)          $5,882
              =======     ==========  =======    ========         =======

At March 31, 2002, restructuring charge obligations were recorded as $2.5 million in accrued liabilities and $5.3 million in long-term liabilities. At December 31, 2002, restructuring charge obligations were recorded as $985,000 in accrued liabilities and $4.9 million in long-term liabilities. The amounts recorded in other accounts are balances that have been reclassified into accounts payable from accrued liabilities as amounts have been invoiced and are due. The net adjustments of $83,000 were made to the restructuring accrual based on events occurring during the three months ended December 31, 2002, as a reversal of previously expensed restructuring costs. This reversal was the result of the Company subleasing one property earlier than expected resulting in a reversal of approximately $450,000, offset by estimates of sublease income associated with another property at a lower rental rate than originally expected resulting in an additional accrual of approximately $367,000.

4. Revenue Recognition

Delivered Learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six to twelve months. Delivered Learning fees are recognized ratably over this access period. Revenues for Learning Solution services, including custom course development or consulting services, are recognized as earned in accordance with Statement of Position (SOP) 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. The percentage of completion is based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract-by-contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no material losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses or in consulting services. Deferred revenues represent customer prepayments for both Delivered Learning fees and Learning Solution services.

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

Effective April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit (the Company in this case) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ending September 30, 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We incurred a reduction in goodwill of $50.2 million upon the completion of our analysis, which resulted in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the nine months ended December 31, 2002. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The Company performed its annual goodwill impairment analysis on October 31, 2002, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance.

The following sets forth a summary of net loss and net loss per share information for the three and nine months ended December 31, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142 (in thousands, except per share amounts):

                                       Three Months Ended     Nine Months Ended
                                           December 31,           December 31,
                                       ------------------     -----------------
                                         2002       2001       2002        2001
                                       -------   --------     -------   -------
Reported net loss before
cumulative effect of accounting
    change                            $(1,773)  $(7,846)     $ (9,406) $(30,269)

Reported net loss                     $(1,773)  $(7,846)     $(59,595) $(30,269)

Goodwill amortization                      --   $ 1,491            --  $  4,183

Adjusted net loss before
 cumulative effect of accounting
 change                               $(1,773)  $(6,355)     $ (9,406) $(26,086)

Adjusted net loss                     $(1,773)  $(6,355)     $(59,595) $(26,086)

Weighted average common shares
 outstanding used in computing
 basic and diluted loss per share      41,372    40,212        41,090    37,441

Basic and diluted net loss per share:
Reported net loss per share
 before cumulative effect of
 accounting change                    $ (0.04)  $ (0.20)     $  (0.23)  $ (0.81)

Reported net loss per share           $ (0.04)  $ (0.20)     $  (1.45)  $ (0.81)

Goodwill amortization                      --   $ (0.04)           --   $ (0.11)

Adjusted net loss per share--
  basic and diluted before
  cumulative effect of
  accounting change                   $ (0.04)  $ (0.16)     $  (0.23)  $ (0.70)

Adjusted net loss per share--
  basic and diluted                   $ (0.04)  $ (0.16)     $  (1.45)  $ (0.70)

Changes in the carrying  amount of goodwill  for the nine months ended  December
31, 2002, were as follows (in thousands):

    Balance at March 31, 2002                                $         69,818
    Cumulative effect of change in accounting principle               (50,189)
                                                             -----------------
    Balance at December 31, 2002                             $         19,629
                                                             =================

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of March 31, 2002 and December 31, 2002 are as follows (in thousands):

                               March 31, 2002              December 31, 2002
                        ---------------------------   --------------------------
                       Gross                  Net    Gross                 Net
                       Carrying  Accumulated  Book   Carrying Accumulated  Book
                       Amount   Amortization  Value  Amount   Amortization Value
                       -------  ------------  -----  -------  ------------ -----
 Amortized Intangible
   Assets:
 LearningByte acquired
   technology           $6,100     $ (762)   $5,338  $6,100    $(1,677)  $4,423
 TCT acquired
   technology              215        (71)      144     215       (215)      --
                       -------    --------  -------  ------    --------  -------

    Total               $6,315     $ (833)   $5,482  $6,315    $(1,892)  $4,423
                       =======    ========  =======  ======    ========  =======

Amortization expense recorded on the intangible assets for the three and nine months ended December 31, 2002 was $341,000 and $1.1 million, respectively, and was $623,000 and $926,000 for the three and nine months ended December 31, 2001. The estimated future amortization expense by fiscal year is as follows: fourth quarter of fiscal 2003 is $303,000; 2004 is $1.2 million; 2005 is $1.2 million; 2006 is $1.2 million and 2007 is $406,000.

6.  Contingencies

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

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. The complaint alleges that DigitalThink has infringed certain patents that have been assigned to IP Learn. Substantially similar complaints have been filed against other companies in the e-learning industry, including Smartforce, PLC, SkillSoft Corporation, Saba Software, Inc. and Docent, Inc.

In November 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC v. Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, DigitalThink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint alleges that DigitalThink and the other defendants have infringed a patent that has been assigned to IP Innovation.

Although no assurances can be given that these matters will be resolved in the Company's favor, the Company believes the resolution of these lawsuits will not have a material adverse effect on its financial position, results of operations, or cash flows.

7. Recent Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in its quarter ended June 30, 2002, which has had no impact on the financial statements through the nine months ended December 31, 2002.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

We deliver our custom e-learning solutions through a catalog of existing courses and through customized content tailored to the specific needs of our customers. We refer to the individuals taking courses as participants. Customized e-learning courses have accounted for, and we expect will continue to account for, a significant portion of our total revenues.

We generate revenues by delivering courses included in our course catalog as well as delivering our customized e-learning courses to participants. Customers that enter into Delivered Learning contracts provide participants with access to our online courses and tutor support. Additionally, customers are provided with access to management systems that allow them to track and monitor participants' performance. Delivered Learning contracts typically allow for a specific number of registered participants, based on a per participant fee. These contracts also typically limit the period of time over which participants can register for and complete an online course. We begin recognizing these Delivered Learning fees when a participant registers for a course. These fees are recognized ratably over the time period a participant has access to the course, which is typically six to twelve months. Customers typically pay for the courses in advance of the anticipated timeframe of course registration and do not receive refunds for the unused portion of the available registrations agreed to in the contract. In cases where we allow unlimited access to our courses for a specific period of time, revenue is recognized ratably over the term of the contract.

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

Revenues decreased from $13.8 million in the three months ended December 31, 2001 to $11.0 million in the three months ended December 31, 2002. Revenues decreased in the quarter ended December 31, 2002 as compared to the same period last year for delivery due to fewer enrollments. Learning Solution Services revenues decreased compared to the same period last year as the average dollar size of our contracts has decreased. For the three months ended December 31, 2002, Delivered Learning fees represented 50% of revenues and Learning Solution services represented 50% of revenues. This is compared to the three months ended December 31, 2001, during which Delivered Learning fees represented 54% of revenues and Learning Solution services represented 46% of revenues.

Delivered Learning Fees

Delivered Learning fees decreased from $7.4 million in the three months ended December 31, 2001 to $5.5 million in the three months ended December 31, 2002. The total number of customers increased from 446 to 512 and the total number of courses developed increased from 720 to 985. Revenue decreased in the quarter ended December 31, 2002 as compared to the same period last year due to more courses being delivered to our customers that have unlimited delivery relationships offset by fewer enrollments with our other customers that pay for delivery as incurred. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings and as our custom content development projects progress.

Learning Solution Services

Learning Solution services revenue decreased from $6.4 million in the three months ended December 31, 2001 to $5.5 million in the three months ended December 31, 2002 as the average dollar size of our contracts decreased.

We market our products primarily through our direct sales channel and our system integrator resellers in the United States. We also market our products through resellers, customers, co-developers, and Internet portals. Internationally, we have begun developing relationships with third-party integrators and resellers. To date, our international revenues have been less than 5% of total revenues.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel-related costs, maintenance and facility costs required to operate our website and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees decreased from $1.6 million in the three months ended December 31, 2001 to $1.0 million in the three months ended December 31, 2002. This decrease was attributable to decreased personnel and decreased tutor support costs. Headcount related to the cost of Delivered Learning fees, decreased from 63 at December 31, 2001 to 31 employees at December 31, 2002.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel-related costs and contractor expenses to develop custom courses for specific customers. Cost of Learning Solution services decreased from $3.0 million in the three months ended December 31, 2001 to $1.9 million in the three months ended December 31, 2002. This decrease was primarily attributable to a decrease in the total number of employees and the shifting of higher cost headcount in the United States to lower cost headcount in India with approximately 80 employees now in India. Headcount related to cost of Learning Solution services decreased from 196 employees at December 31, 2001 to 129 employees at December 31, 2002.

Content Research and Development

Content research and development expenses are expensed as incurred in accordance with SFAS No. 86, and represent costs to develop catalog courses, including personnel-related costs, content acquisition costs and content editing. Content research and development expenses decreased from $1.9 million in the three months ended December 31, 2001 to $1.3 million in the three months ended December 31, 2002 mainly due to shifting of higher cost headcount in the United States to lower cost headcount in India where there are approximately now 57 employees. Headcount in content research and development increased from 60 employees at December 31, 2001 to 70 employees at December 31, 2002.

Technology Research and Development

Technology   research   and   development    expenses   consist   primarily   of
personnel-related costs in connection with product development efforts of underlying technology. Technology research and development expenses decreased from $2.6 million in the three months ended December 31, 2001 to $1.7 million in the three months ended December 31, 2002. This decrease was primarily attributable to a decrease in contractor spending and the shifting of higher cost headcount in the United States to lower cost headcount in India where there are approximately 14 employees. Headcount decreased from 64 employees at December 31, 2001 to 63 employees at December 31, 2002.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel-related costs, commissions, advertising and other promotional expenses, royalties paid to authors and travel and entertainment expenses. Selling and marketing expenses decreased from $4.7 million in the three months ended December 31, 2001 to $3.4 million in the three months ended December 31, 2002 primarily due to less advertising, and reductions in tradeshow activity and in personnel. Headcount in selling and marketing decreased from 97 at December 31, 2001 to 62 at December 31, 2002. We expect selling and marketing expenses to remain relatively flat.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, occupancy costs, insurance-related costs, and professional services fees. General and administrative expenses decreased from $1.6 million in the three months ended December 31, 2001 to $1.5 million in the three months ended December 31, 2002. This decrease was due to lower occupancy costs offset by increased fees related to insurance and professional services. Headcount increased from 43 employees at December 31, 2001 to 49 employees at December 31, 2002 with almost all of the increase in headcount in India.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles totaled $2.1 million in the three months ended December 31, 2001 associated with the acquisition of LearningByte International, Inc. ("LBI"). Amortization totaled $341,000 in the three months ended December 31, 2002 related to amortization of intangibles associated with the acquisition of LBI.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $2.8 million in the three months ended December 31, 2001 and zero in the three months ended December 31, 2002 as a result of the restructuring of the EDS agreement, whereby EDS surrendered its vested and unvested warrants to purchase shares of the Company's common stock in March 2002. The Company expensed approximately $4,000 of warrant expense in the three months ended December 31, 2002 related to warrants issued in connection with the restructuring of the headquarters facility lease in August 2002.

Stock-Based Compensation

Stock-based compensation expense decreased from $469,000 in the three months ended December 31, 2001 to $105,000 in the three months ended December 31, 2002.

Net Loss

The net loss decreased from $7.8 million in the three months ended December 31, 2001 to $1.8 million in the three months ended December 31, 2002.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

Revenues decreased from $44.1 million in the nine months ended December 31, 2001 to $30.7 million in the nine months ended December 31, 2002. Revenues decreased in the nine months ended December 31, 2002 as compared to the same period last year for delivery due to fewer enrollments. Learning Solution Services revenues decreased compared to the same period last year as the average dollar size of our contracts has decreased. For the nine months ended December 31, 2002, Delivered Learning fees represented 54% of revenues and Learning Solution services represented 46% of revenues. This is compared to the nine months ended December 31, 2001, during which Delivered Learning fees represented 53% of revenues and Learning Solution services represented 47% of revenues.

Delivered Learning Fees

Delivered Learning fees decreased from $23.4 million in the nine months ended December 31, 2001 to $16.4 million in the nine months ended December 31, 2002 even though the number of customers and courses increased. Revenue decreased in the nine months ended December 31, 2002 as compared to the same period last year due to more courses being delivered to our customers that have unlimited delivery relationships offset by fewer enrollments with our customers that pay for delivery as incurred. We expect that the number of courses and customers will continue to increase as we expand our distribution channels and course offerings.

Learning Solution Services

Learning Solution services revenue decreased from $20.7 million in the nine months ended December 31, 2001 to $14.2 million in the nine months ended December 31, 2002 as the average dollar size of the contracts decreased. We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel-related costs, maintenance and facility costs required to operate our website and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees decreased from $5.1 million in the nine months ended December 31, 2001 to $3.7 million in the nine months ended December 31, 2002. This decrease was attributable to decreased personnel and decreased tutor support costs. Headcount related to cost of Delivered Learning fees, decreased from 63 at December 31, 2001 to 31 employees at December 31, 2002.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel-related costs and contractor expenses to develop custom courses for specific customers. Cost of Learning Solution services decreased from $9.8 million in the nine months ended December 31, 2001 to $4.9 million in the nine months ended December 31, 2002. This decrease was primarily attributable to a decrease in the total number of employees and the shifting of higher cost headcount in the United States to lower cost headcount in India with approximately 80 employees now in India. Headcount related to cost of Learning Solution services decreased from 196 employees at December 31, 2001 to 129 employees at December 31, 2002.

Content Research and Development

Content research and development expenses are expensed as incurred in accordance with SFAS No. 86, and represent costs to develop catalog courses, including personnel-related costs, content acquisition costs and content editing. Content research and development expenses decreased from $5.2 million in the nine months ended December 31, 2001 to $4.2 million in the nine months ended December 31, 2002. This decrease was due to slightly lower personnel costs due to the shift of higher cost United States employees to lower cost India where there are approximately 57 employees. Headcount in content research and development increased from 60 employees at December 31, 2001 to 70 employees at December 31, 2002.

Technology Research and Development

Technology   research   and   development    expenses   consist   primarily   of
personnel-related costs in connection with product development efforts of underlying technology. Technology research and development expenses decreased from $9.0 million in the nine months ended December 31, 2001 to $5.3 million in the nine months ended December 31, 2002. This decrease was primarily attributable to a decrease in contractor spending and the shifting of higher cost headcount in the United States to lower cost headcount in India where there are approximately 14 employees. Headcount decreased from 64 employees at December 31, 2001 to 63 employees at December 31, 2002.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel-related costs, commissions, advertising and other promotional expenses, royalties paid to authors and travel and entertainment expenses. Selling and marketing expenses decreased from $17.3 million in the nine months ended December 31, 2001 to $10.3 million in the nine months ended December 31, 2002. This decrease is primarily due to less advertising and reductions in tradeshow activity and in personnel. Headcount in selling and marketing decreased from 97 at December 31, 2001 to 62 at December 31, 2002. We expect selling and marketing expenses will remain relatively flat.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, occupancy costs, insurance-related costs, and professional services fees. General and administrative expenses increased from $5.2 million in the nine months ended December 31, 2001 to $5.4 million in the nine months ended December 31, 2002. This increase was due to fees related to insurance and professional services offset by lower occupancy costs. Headcount increased from 43 employees at December 31, 2001 to 49 employees at December 31, 2002 with almost all of the increase in headcount in India.

Acquisition and other related charges

Expenses related to the acquisition of LBI and other related charges totaled $5.8 million in the nine months ended December 31, 2001 and were comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition, and approximately $500,000 for severance-related costs for redundancies. The write-off of internal use software related to one significant project that was put into service during fiscal 2002 to better enable content development by the Company and customers, but was determined to be obsolete given LBI's technology.

Amortization of Goodwill and Other Intangibles

Expenses related to the amortization of goodwill and other intangibles decreased from $5.1 million in the nine months December 31, 2001 to $1.1 million in the nine months ended December 31, 2002 related to LBI.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $8.3 million in the nine months ended December 31, 2001 and zero in the nine months ended December 31, 2002 as a result of the restructuring of the EDS agreement, whereby EDS surrendered its vested and unvested warrants to purchase shares of the Company's common stock in March 2002. The Company expensed approximately $5,000 of warrant expense in the nine months ended December 31, 2002 related to warrants issued in connection with the restructuring of the headquarters facility lease in August 2002.

Stock-Based Compensation

Stock-based compensation expense decreased from $1.6 million in the nine months ended December 31, 2001 to $368,000 in the nine months ended December 31, 2002.

Net Loss Before Cumulative Effect of Accounting Change

The net loss decreased from $30.3 million in the nine months ended December 31, 2001 to $9.4 million in the nine months ended December 31, 2002.

Cumulative Effect of Accounting Change

Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles to goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and the reclassification of certain intangibles out of previously reported goodwill. Upon the adoption of SFAS No. 142, the Company recognized a goodwill impairment loss of $50.2 million as of April 1, 2002, which was recorded as the cumulative effect of an accounting change in the Company's consolidated statements of operations for the nine months ended December 31, 2002. The Company performed its annual goodwill impairment analysis on October 31, 2002, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Critical Accounting Policies

There have been no significant changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended March 31, 2002.

Liquidity and Capital Resources

Net cash used in operating activities totaled $10.0 million for the nine months ended December 31, 2002 and $21.6 million for the comparable prior year period. Cash used in operating activities for the current period resulted from net operating losses, decreases in current liabilities and deferred revenues offset by increases in accounts receivable. Deferred revenue decreased from $7.0 million at March 31, 2002 to $3.2 million at December 31, 2002. Deferred revenue results from customer advance billings and prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met. Accrued liabilities have decreased from $7.9 million at March 31, 2002 to $4.6 million on December 31, 2002 and long-term liabilities have decreased from $5.4 million at March 31, 2002 to $4.9 million at December 31, 2002 resulting from a reduction of expenses and the payment of invoices in the nine month period.

Net cash used in investing activities totaled $1.0 million in the nine months ended December 31, 2002 and net cash provided by investing activities totaled $16.8 million for the comparable prior year period. The change resulted from the acquisition of capital assets, including leasehold improvements, hardware for our website, and computer and office related equipment, offset in part by the maturity of marketable securities.

Cash provided by financing activities totaled $3.7 million in the nine months ended December 31, 2002 and $1.2 million in the nine months ended December 31, 2001. The increase reflects the exercise of stock options and stock purchases in the employee stock purchase program and borrowings on the Company's line of credit.

In December 2001, we entered into a $5.0 million line of credit agreement and had available $2.8 million from this line of credit as of March 31, 2002. Subsequent to March 31, 2002, the balance of $2.2 million on the line of credit was repaid. In June 2002, we amended the line of credit agreement to increase the line to $8.0 million and renewed the line of credit in December 2002 to expire in December 2003. We had available $2.9 million from this line of credit as of December 31, 2002. Subsequent to December 31, 2002, the balance of $5.1 million on the line of credit was repaid.

We believe our existing cash resources, anticipated revenues and available borrowings are sufficient to finance our presently anticipated operating expenses and working capital requirements for at least the next twelve months. Our future liquidity and capital requirements will depend on numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures, as well as the macroeconomic environment, will affect our capital requirements as will funding of net losses and possible negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products, and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Actual resources sought may differ materially. We may seek to sell additional equity or debt securities or secure a larger bank line of credit. The sale of additional equity or debt securities could result in additional dilution to our stockholders. Currently, we have no other immediately available sources of liquidity. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly
changes  the   criteria   required  to  classify  an  asset  as   held-for-sale.
Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to adopt SFAS No. 144 for our fiscal year beginning April 1, 2002. The Company has adopted SFAS No. 144 in its quarter ended June 30, 2002, which had no impact on the financial statements through the nine months ended December 31, 2002.

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

Statements regarding the Company's future financial performance or results of operations, including expected revenue growth, EBITDA growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that cost-reduction initiatives began last year will not be achieved due to implementation difficulties or contractual spending commitments that can't be reduced; that demand for our products and services could be affected by adverse economic conditions affecting the technology industry; the acquisition of businesses or the launch of new lines of business, which could increase operating expense and dilute operating margins; the inability to attract new customers; increased competition, which could lead to negative pressure on the Company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with the Company's continued standardization of its technology platforms or the failure of the Company to successfully complete upgrades; and to the general risks associated with the Company's businesses.

The following additional factors could also impact our financial results and cause our forward-looking statements to be inaccurate:

Accounting rules regarding the accounting for goodwill have recently been changed by the FASB. The changes in these rules have had a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements continue to require recognition of goodwill as an asset but do not permit amortization of goodwill as was required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS No. 142, goodwill is to be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges are presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach applies to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. When these statements were adopted by the Company, our goodwill amortization charges ceased. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. As these statements (SFAS 141 and SFAS 142) have just been issued and adopted, it is difficult to predict whether our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

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

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT OF $216.8 MILLION AT DECEMBER 31, 2002. WE EXPECT FUTURE LOSSES OVER THE NEXT TWO QUARTERS AND WE MAY NOT ACHIEVE PROFITABILITY WITHIN THE TIMEFRAMES PUBLIC STOCKHOLDERS ANTICIPATE.

We have experienced losses in each quarter since our inception. Our accumulated deficit as of December 31, 2002 was $216.8 million. We have never achieved a profitable quarter and we may continue to incur quarterly losses if our revenue growth does not meet expectations and our current expense structure remains in place. If we do achieve profitability, we will need to continue to generate revenues greater than expenses on a quarterly or annual basis in the future to continue being profitable. We plan to invest to develop and acquire new course offerings with new areas of expertise, which may increase operating expenses if those expenses are not immediately offset by new revenues.

DEMAND FOR OUR PRODUCTS AND SERVICES HAS BEEN AND MAY CONTINUE TO BE EFFECTED BY ADVERSE ECONOMIC CONDITIONS AFFECTING THE INFORMATION TECHNOLOGY INDUSTRY.

The information technology industry has been in a period of economic decline during 2001 and 2002, attributable in part to general weakness in the overall economy. As a result, there has been a reduced level of investment by businesses in information technology products and systems. When businesses are reducing investment in technologies or slowing the rate of adoption of new technologies and systems, they have a reduced need for training of their employees, customers and others in the use of these systems. In addition, many of our current and potential customers have experienced adverse changes in their financial performance, whether as a result of the general weakening of the economy or other factors. Some companies may delay training initiatives or, if these companies continue to experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures overall before limiting other expenditures. As a result of these factors, and possibly also due to the aftermath of the September 11, 2001 terrorist attacks, our new contract signings in the second half of fiscal 2002 were materially and adversely affected, this in turn has impacted our revenues in fiscal 2003. Continuation of the economic downturn in the United States, as well as continuation of the current adverse economic conditions in the information technology industry, may harm our results of operations.

WE HAVE A SIGNIFICANT BUSINESS PRESENCE IN INDIA, AND RISKS ASSOCIATED WITH DOING BUSINESS THERE COULD DISRUPT OR HARM OUR BUSINESS.

In order to reduce costs associated with course development, we have established a significant presence in India through two acquisitions in the 2001 fiscal year. As of December 31, 2002, we had approximately 200 employees in three separate locations in India. Difficulties that we could encounter with our Indian operations or with other international operations that we may establish in the future include the following:

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

In particular, continuing tensions between India and Pakistan could have a direct impact on our operations. Recently, due to heightened concerns in the region, the United States State Department has issued an advisory against travel to India. However, the Company continues to conduct normal operations in India along with the associated travel of United States employees visiting India.

If we encounter these problems in connection with our operations in India, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In the first nine months of fiscal 2003, we had revenues of $30.7 million and expenses of $40.3 million, excluding the one-time charge related to SFAS No. 142 of $50.2 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to forecast sales and predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, and the uncertainty regarding the acceptance of e-learning, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE; ADDITIONAL FUNDING MAY RESULT IN DILUTION TO OUR STOCKHOLDERS.

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception. We expect to use our available cash resources and anticipated revenues to fund continued operations, build courseware and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements at least for the next twelve months. However, if our capital requirements increase materially from those currently planned or if revenues fall below our expectations, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our revenue and operating results are volatile and difficult to predict and may be susceptible to declines in future periods. Our quarterly results of operations may fluctuate significantly in the future due to the delays in the progress of ongoing work, shortfalls in orders or the timing of when the orders are booked in the quarter. We therefore believe that quarter-to-quarter comparisons of our operating results may not be an accurate indication of our future performance. In the event of a revenue or order shortfall or unanticipated expenses in some future quarter or quarters, our operating results may be below the expectations of public market analysts or investors. In such an event, the price of our common stock may decline significantly. Our operating expenses are largely fixed in the short term and based, to a significant degree, on our estimates of future revenue. We will likely be unable to, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would cause our quarterly results for a particular period to decline.

IN  RECOGNIZING   REVENUE  WE  DEPEND  ON  THE  TIMELY  ACHIEVEMENT  OF  VARIOUS
MILESTONES, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access. Most of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 46% of our total revenues for the nine months ended December 31, 2002. Our ability to recognize revenues from custom courses depends upon our customers providing us with subject matter experts, content and prompt acceptance of our work through each stage of development. Accordingly, if customers do not meet all project deadlines in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

In addition, if the expected number of participants do not sign up for a course, our ability to recognize revenues will be delayed, which could also harm our operating results in any quarter. Participant registration depends in large part on the promotional activities of our customers. If customers fail to take necessary measures to require employee enrollment in courses or if they fail to promote the course effectively to persons outside their organization, our ability to recognize revenues and our operating results, could be harmed.

WE ARE LIKELY TO BE DEPENDENT UPON A SMALL GROUP OF MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND CHANGES IN SALES TO THESE CUSTOMERS COULD HARM OUR PERFORMANCE.

We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if these customers slowed or cancelled purchases or delayed payment in any future fiscal period. In the first nine months of fiscal quarter of 2003, our five largest customers accounted for 68% of our total revenues of $30.7 million compared to 56% or $44.1 million for the first nine months of fiscal 2002. We expect that our major customers will continue to account for a significant portion of our revenues during future fiscal periods until we are able to increase the number of new or existing long-term, large customers. Accordingly, changes in these customers' businesses and in their views regarding the value of e-learning in general and our products and services in particular could harm our financial performance.

THE LENGTH AND VARIABILITY OF OUR SALES CYCLE MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months. In some cases the cycle has extended for close to two years. Because we rely on relatively few large sales for a substantial portion of our revenues, these long sales cycles can adversely affect our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include the time periods required for:

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

Products as complex as ours often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial deployment of new products or enhancements to existing products. Although we attempt to resolve all serious errors before we release products to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. As is typical in the industry, with each release we have discovered errors in our products after introduction. We will not be able to detect and correct all errors before releasing our products commercially and these undetected errors could be significant. We cannot assure that these undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers, resulting in a decrease in our revenues.

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

This international presence will require significant management attention and financial resources and could harm our financial performance by increasing our costs. We have very limited experience in marketing, selling and distributing courses internationally. We could become subject to additional risks as we grow internationally, including:

o  difficulties in staffing and managing international operations;
o  inability to develop content localized for international jurisdictions;
o  protectionist laws and business practices that favor local competition;
o  multiple, conflicting and changing governmental laws and regulations;
o  slower adoption of e-learning solutions; odifferent learning styles;
o longer sales and payment cycles; odifficulties in collecting accounts receivable;
o  fluctuations in currency exchange rates;
o  political and economic instability;
o  adverse tax consequences;
o little or no protection of our intellectual property rights in certain foreign countries;
o increases in tariffs, duties, price controls or other restrictions on foreign currencies; and
o  trade barriers imposed by foreign countries.

If we encounter these problems in connection with our current and future sales growth internationally, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

OUR GROWTH DEPENDS ON HIRING AND RETAINING QUALIFIED PERSONNEL IN A HIGHLY COMPETITIVE EMPLOYMENT MARKET.

The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly database engineers, course content developers, web designers and sales personnel. We plan for much of this new hiring to take place in India, which makes recruiting a greater challenge. Education and Internet related industries create high demand for qualified personnel and candidates experienced in both areas are limited. Our failure to attract and retain sufficient skilled personnel may limit the rate at which we can grow, which will harm our business and financial performance.

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

Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our solution by comparison with solutions offered by other e-learning companies. These companies may include publicly-held companies and other regional web development organizations. We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. Larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solution. We may not be able to do so successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in course development or implementation, could impact our ability to capture market share. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We also expect to face increasing price pressure from customers, as they demand more value for their learning-related expenditures. Increased competition, or our inability to compete successfully against current and future competitors, could reduce operating margins, loss of market share and thought leadership resulting in a diminution of our brand.

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

Our strategy involves broadening the fields presently covered by our courses. In particular, to date we have been primarily focused on courses in the information technology area. We are currently planning to develop and introduce new course offerings including global business skills, financial services, retail and other fields. These new course offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courses into these areas will depend in part on our ability to negotiate and execute content development relationships with recognized experts or leading corporations in the new fields. If we cannot locate these experts, we may fail to develop the courses that our current and future customers will demand. The failure to expand our course offerings to new fields could constrain our revenue growth and harm our future prospects.

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

In order meet existing and anticipated demand, we must continue to improve the capacity of our technology infrastructure. Our success requires the continuing and uninterrupted performance of our internal computer network and Internet course servers. Any system failure that causes interruptions or delays in our ability to make our courses accessible to customers could reduce customer satisfaction. If sustained or repeated, a system failure could reduce the attractiveness of our courses and services, resulting in significant revenue losses. We are particularly vulnerable to network failures during periods of rapid growth when our roster of courses and participants can outpace our network capacity. The continued viability of our business requires us to support multiple participants concurrently and deliver fast response times with minimal network delays. Any failure to meet these capacity requirements could lead to additional expenditures, lost business opportunities and damage to our reputation and competitive position.

ANY FAILURE OF, OR CAPACITY CONSTRAINTS IN, THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS.

Our success is highly dependent on the consistent performance of our Internet and communications infrastructure. Our communications hardware and some of our other computer hardware operations are located at the facilities of Cable & Wireless (formerly Exodus), in Santa Clara, California with a back-up facility (fail-over site) in Sacramento, California. Unexpected events such as natural disasters, power losses and vandalism could damage our systems.
Telecommunications failures, computer viruses, electronic break-ins, earthquakes, fires, floods, other natural disasters or other similar disruptive problems could adversely affect the operation of our systems. Despite precautions we have taken, unanticipated problems affecting our systems in the future could cause interruptions or delays in the delivery of our courses.

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

We do not currently have fail-over site or a formal disaster recovery plan. Our Web site must accommodate a high volume of traffic and deliver courses and other information in a timely manner. If our Web site fails for any reason or if we experience periods of unscheduled downtimes, even for a short period of time, our business and reputation would be materially harmed. We cannot accurately project the rate or timing of any increases in traffic to our Web site and the failure to expand and upgrade the Web site or any system error, failure or extended downtime could materially harm our business, reputation, financial condition or results of operations. We have recently contracted with a third party to provide a fail-over site to our live site outside the San Francisco Bay area. We are in the process of developing the fail-over site, expected to be operational in the first half of 2004.

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

Our success depends on our ability to protect our proprietary rights and technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights. Despite our efforts, unauthorized parties may attempt to duplicate or copy our courses or our delivery technology or obtain and use information that we regard as proprietary and third parties may assert that our technology and intellectual property infringes patents, trademarks, copyrights and trade secrets. The laws of many countries do not protect our proprietary rights to the same extent as the laws of the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we provide our courses and services.

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

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. The complaint alleges that DigitalThink has infringed certain patents that have been assigned to IP Learn. Substantially similar complaints have been filed against other companies in the e-learning industry, including Smartforce, PLC, SkillSoft Corporation, Saba Software, Inc. and Docent, Inc.

In November 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC v. Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, DigitalThink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint alleges that DigitalThink and the other defendants have infringed a patent that has been assigned to IP Innovation.

We believe that all of these actions are without merit and intend to vigorously defend ourselves against all of them. Although we cannot presently determine the outcome of this action, an adverse resolution of this matter could significantly negatively impact our financial position and results of operations.

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

DigitalThink has put in place a Shareholder Rights Plan that grants existing shareholders additional rights in the event that a single holder acquires greater than 15% of our shares. In July 2002, the DigitalThink Board of Directors amended the Shareholder Rights Plan to permit WaldenVC and their affiliated persons to purchase, in the aggregate, up to 20% of the outstanding shares of DigitalThink. At the same time, DigitalThink also entered into an agreement with WaldenVC, in which WaldenVC agreed to vote their shares in direct proportion to the votes cast by all of DigitalThink's shareholders in each shareholder election.

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

DigitalThink's management, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), performed an evaluation of the effectiveness of the design and operation of the DigitalThink's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation date") within ninety (90) days before the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO, concluded that, as of the Evaluation Date, DigitalThink's disclosure controls and procedures were effective to ensure that information DigitalThink is required to disclose in filings or submissions under the Exchange Act is recorded, processed, summarized and reported accurately and timely within the time periods specified by the Securities and Exchange Commission.

Changes in internal controls

Subsequent to the Evaluation Date, there were no significant changes in DigitalThink's internal controls or in other factors that could significantly affect DigitalThink's disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in DigitalThink's internal controls. As a result, no corrective actions were required or undertaken.

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

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. The complaint alleges that DigitalThink has infringed certain patents that have been assigned to IP Learn. Substantially similar complaints have been filed against other companies in the e-learning industry, including Smartforce, PLC, SkillSoft Corporation, Saba Software, Inc. and Docent, Inc.

In November 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC v. Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, DigitalThink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint alleges that DigitalThink and the other defendants have infringed a patent that has been assigned to IP Innovation.

Although no assurances can be given that these matters will be resolved in the Company's favor, the Company believes the resolution of these lawsuits will not have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 30, 2002, DigitalThink entered into an agreement to sell 100,000 shares of DigitalThink common stock and 15-month option to purchase an additional 100,000 shares to Roger Goddu, a member of the DigitalThink board of directors. DigitalThink relied on the exemption provided in Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, for sales to a single accredited investor. The aggregate purchase price of the shares and option was $130,000 and the aggregate exercise price of the option was $111,000. The transaction closed on November 13, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Exhibit 10.22 Agreement of Sublease dated November 5, 2002 between San Francisco Unified School District and DigitalThink, for office space located at 1064 and 1098 Harrison Street, San Francisco, California

       Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Forms 8-K:

        On October 8, 2002, the Company filed Form 8-K with the Securities and Exchange Commission to report a press release dated October 7, 2002 announcing the addition of retail veteran Roger Goddu to its board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITALTHINK, INC.
                                         (Registrant)
Date: February 10, 2003
                                         /s/   MICHAEL W. POPE
                                         -----------------------------------
                                         Michael W. Pope
                                         Chief Executive Officer, President
                                            and Director
                                        (Principal Executive Officer)

Date: February 10, 2003                  /s/   ROBERT J. KROLIK
                                         ------------------------------------
                                         Robert J. Krolik
                                         Chief Financial Officer
                                        (Principal Financial and Accounting
                                            Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date: February 10, 2003

/s/ MICHAEL W. POPE
----------------------------------------------------------
Michael W. Pope
Chief Executive Officer, President and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date: February 10, 2003

/s/ Robert J. Krolik
----------------------------------------------------------
Robert J. Krolik
Chief Financial Officer