Form 10-K
period 2003-03-31
DIGITALTHINK INC
filed 2003-06-10
CIK 1100514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------

                                    FORM 10-K
                              -------------------

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

                                       OR

     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________ .

                       Commission File Number: 333-104650

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

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes [ ] No [ X ]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, based upon the closing sale price of the common stock on September 30, 2002, as reported on the Nasdaq National Market, was approximately $32.4 million. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant's common stock, $.001 par value, as of May 27, 2003: 44,186,732

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of certain sections of the Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

This document contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "forecasts," "predicts," "intends," or "potential" or the negative of such terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following: (1) our ability to compete effectively in the e-learning market, (2) our plans to develop new solutions and products, (3) our business strategies and plans, and (4) our strategic relationships with Electronic Data System, Incorporated ("EDS") and others. Many of the statements we make regarding the future are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current beliefs, we cannot guarantee future results, levels of activity, performance or achievements. The risks set forth in the section in Item 1 below entitled "Risk Factors" and elsewhere in this document could cause our future operating results to differ materially from those contemplated by our forward-looking statements. In addition, factors that we are not currently aware of could harm our future operating results.

                                     PART I

Item 1. Business

DigitalThink Overview

We provide custom e-learning solutions designed to address the strategic business objectives of our customers by helping them to improve workforce development, sales force effectiveness and customer acquisition and retention. We can host and centrally manage software and content, significantly reducing our customers' learning infrastructure costs and enabling us to rapidly update or customize their courses. Our web-based solutions deliver content to large, geographically dispersed groups who can access courses from anywhere, at anytime through a standard web-browser. Our courseware solutions include application training, new hire and product training, compliance and industry specific training, to name a few. Our solutions also allow customers to generate revenue opportunities by offering branded e-learning solutions to their customers. In addition, we also offer web-based tracking and reporting tools that our customers use to measure and evaluate participants' progress and the effectiveness of their learning programs. In the last year we released the L5 Learning Delivery System, a 24/7 available, open, scalable and standards-based platform. L5 includes a comprehensive learning environment that allows customers to launch DigitalThink created courseware, client created courseware and third-party content.

With the acquisition of Horn Interactive in April 2003, a provider of simulation-based custom e-learning products and services, we are now able to provide innovative simulation design and development capabilities to our customers. We believe we have expanded our position as a leader in custom e-learning courseware by addressing the growing market for simulation-based learning.

As of March 31, 2003, we had delivered courses on more than 700 subjects to over 525 customers in a variety of industries including technology, retail, financial services, automotive, healthcare, and telecommunications. Our customers either pay us to develop custom courses for their specific requirements or select courses from our catalog, or both. Customers that have purchased solutions from us over the past fiscal year include Abercrombie & Fitch, the American Bankers' Association, Automatic Data Processing, BearingPoint (formerly KPMG Consulting), Charles Schwab, CitiGroup, Circuit City, Cisco Systems, EDS, Lincoln Financial, Marsh, Percepta, RedHat, Sara Lee, SonicWall and Sun Microsystems.

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

In an attempt to address today's competitive challenges, businesses are spending large amounts on learning and skills development. Based on annual industry report by Training Magazine in 2002, businesses spend nearly $54.2 billion annually on learning programs in the United States. As the Internet and e-learning continue to demonstrate measurable results for businesses, we believe more dollars will be spent on e-learning programs. To date, most dollars spent on corporate learning has been on in-person, instructor-led training programs. We have found that these traditional learning methodologies are less effective than e-learning for certain types of business purposes because they are:

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

In response to these limitations, many businesses are seeking more effective learning solutions. The Internet is transforming the corporate learning marketplace by offering innovative ways to design and deliver knowledge. According to International Data Corporation, the corporate e-learning market is projected to grow from $6.6 billion in 2002 to more than $23.7 billion in 2006. By leveraging the Internet, businesses can instantly and simultaneously deploy content to a broad, global audience. This content can be easily and continuously accessed, modified and refreshed and learning programs can be enhanced as participants use e-mail and chat rooms to establish interactive relationships with instructors and peers. Web-based technologies can also offer real-time tracking of participant performance.

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

The DigitalThink Solution

We enable our customers to change the way their employees and customers learn. Through a focus on custom content development and delivery, we enable executives to address critical business initiatives and sustain competitive advantage in key areas such as new product rollouts, application training, management development, new-hire training and sales effectiveness.

The key components of our solutions include:

Custom Content Development. With thousands of hours of custom content developed and millions of learning events around the globe, we are one of the largest and most proven developers of custom e-learning. Our learning strategists and instructional designers work with subject matter experts to build award-winning content that leverages adult learning theory and best practices, creating a learning experience that drives measurable results against customer-defined learning objectives.

We leverage best-practice frameworks developed through experience with hundreds of customers across thousands of courses. These Expert Course Designs (XCDs), addressing common business needs such as QuickStart Application Training, Branded Customer Services, Product Sales Simulation, and Technical Certification, enable customers to achieve the efficiencies and results of starting their initiatives with proven instructional strategy, visual design and interactivities. XCDs enable us to produce high-quality, effective custom content more quickly than typical custom course development allows.

For optimal learner performance and time-to-competency, our custom content is personalized based on pre-assessments or in-course performance and includes exercises for practical application. With the recent acquisition of Horn Interactive, DigitalThink extends its leadership in the emerging market for simulation-based learning, offering customers immersive e-learning featuring complex, realistic simulations for appropriate training contexts such as sales training and management development.

All our custom courseware is built to be Shareable Content Object Reference Model ("SCORM") compliant. SCORM is a suite of technical standards that enable web-based learning systems to find, import, share, reuse and export learning content in a standardized way. SCORM 1.2 has rapidly emerged as the e-learning industry standard, and our leadership in supporting and leading the SCORM standard ensures that customer content investments are portable and reusable. Custom content we have developed can be deployed to any SCORM-compliant LMS or delivered through our L5 Learning Delivery System.

Learning Delivery. We are a leader in the e-learning industry, due in part to the introduction of our L5 Learning Delivery System, designed with over six years of experience and millions of courses delivered to customers. The L5 Learning Delivery System lowers total costs of e-learning, maximizes learning impact, and essentially eliminates delivery failures.

o Lower total costs of e- learning. Our L5 Learning Delivery System enables the separation of learning content from course functionality and branding, removing the need to hard-code these features into the content. As a result, we significantly reduce the cost of content maintenance and increase the reuse of content across business units and channels. The L5 Learning Delivery System also maximizes content investments across the enterprise by serving as a central delivery system for all SCORM-compliant content, replacing the recurring costs of content integration to multiple learning systems with the efficiencies of a single, standards-based deployment to the L5 Learning Delivery System for global content delivery. Additionally,
  leveraging the L5 Learning  Delivery System's hosted   web-services   approach
  eliminates the significant, and often underestimated,  capital  and  human
  resource  costs  associated  with  scaling e-learning   from  an  initial
  pilot  program  to  achieve   business   impact enterprise-wide.

o Maximize learning impact. Our L5 Learning Delivery System includes a robust Learning Environment, an asynchronous virtual classroom that improves the effectiveness of all SCORM-compliant content, whether developed by us or by our customers or partners. The L5 Learning Environment includes the following features and learner services, leverageable by all content delivered from the platform:

       o Personalization and dynamic navigation that adjusts course sequence, allowing learners to see only content that is relevant to them.
       o Active collaboration giving learners access to an online community of peers to discuss course-related topics.
       o Built-in notes to let learners capture key information as they progress through each course, and save or print them for easy reference at any time.
       o Expert tutoring that allows learners to get feedback on their individual work, answers to specific questions, and personalized guidance whenever needed.
       o Targeted web-searches to enable learners to access the most current materials available on the Internet or their company's intranet.

o Essentially eliminate  delivery  failures.   Our  approximate  $50  million
  investment in research and development, infrastructure and learner support ensures high-performance delivery for any number of concurrent learners. The L5 Learning Delivery System is one of the most scalable web-services in the industry, with millions of learning events delivered and a system infrastructure designed to handle many times current traffic levels. We manage and maintain our delivery architecture to ensure courses are available 24 hours per day, 7 days per week, 365 days per year, and we consistently lead the industry with uptime exceeding 99.7%. For mobile learners and low-bandwidth situations, we plan to offer the L5 Desktop Client in the Summer of 2003, allowing courses to be downloaded from the L5 Learning Delivery System and taken offline. Completion and performance data are synchronized when the learner reconnects to the network.

As an open platform, the benefits of the L5 Learning Delivery System extend not only to content we developed, but to any SCORM content developed by our partners or our customers. Fully integrated into the L5 Learning Delivery System, the L5 Developer Portal provides tools and training to enable content developers to successfully author and deploy content to the L5 Learning Delivery System using any certified SCORM-compliant authoring tool, such as Dreamweaver.

Management and Integration. The L5 Learning Delivery System provides the option to leverage the L5 Administration module, providing essential management functionality that provides customers "instant-on" capabilities to launch and track their e-learning initiatives quickly and efficiently. For customers with a third party Learning Management System ("LMS"), the L5 LMS Connector provides integration for seamless data exchange between systems.

In addition, the L5 Learning Delivery System includes the L5 Reporting & Analysis module which provides customers with tracking and reporting related to customer-defined learning objectives, providing more granular and flexible data analysis than that available through LMS systems alone.

To leverage existing business infrastructure and processes, the L5 Enterprise Gateway Connector provides customers a standards-based (XML/SOAP) and secure protocol to reliably integrate the L5 Learning Delivery System with a company's enterprise business applications, including enterprise resource planning (ERP), learning management (LMS), human resource management (HRMS), e-commerce, and customer relationship management (CRM) systems.

Strategy

Our vision is to enable our customers to achieve outstanding business results by changing the way people learn. We intend to do this through ongoing focus on our customers requirements, translating them into world-class solutions. Key elements of our strategy include:

    o Develop long-term strategic relationships with our customers. We believe that e-learning solutions will become increasingly critical to a business' ability to compete successfully. As a leading provider of custom e-learning content development and delivery, we become an increasingly strategic resource for our customers as they address critical business initiatives through e-learning. We plan to extend our presence within our customers' enterprises by helping our customers understand the effectiveness of our solutions in a broad range of operational initiatives.

    o Vertical and horizontal focus. We have increased our focus on providing solutions to meet requirements specific to the technology, retail, financial services, automotive, healthcare and telecommunications sectors. We intend to continue to provide solutions tailored to the specific business needs in these areas, including trends toward cost-cutting, customer retention, and new product introduction.

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

As of March 31, 2003, we have delivered courses to over 525 customers, including many large corporations. Our customers use our custom e-learning solutions to address strategic business needs in three broad areas: workforce development, sales force effectiveness and customer acquisition and retention. A workforce development customer uses our e-learning solutions to achieve a particular strategic objective by teaching or reinforcing employee skills. Sales executives use e-learning to improve the sales performance of their internal or external sales channels by deploying skills and product education quickly into the field. Customer retention customers use our products and services to provide e-learning to their external customers as an attractive new revenue stream or as a source of goodwill or brand enhancement.

Content and Courses

We currently offer our customers more than 700 subjects from our custom-developed and e-learning catalog. Depending on topic area, each course consists of one to several hours of student work, including lessons, quizzes, interactive applets, simulations, and hands-on participant exercises, some of which are graded and commented upon by our tutors before being returned via email to participants. All of our courses have been designed to take advantage of our e-learning environment and leverage Internet technologies, such as e-mail and discussion boards, in order to provide participants with an engaging learning experience and extensive interaction with our tutors. In addition to pre-developed courses, we develop customized content for our customers. These customized courses incorporate the significant domain knowledge of our clients and can be rapidly redesigned for other customers in the same industry. We typically retain intellectual rights to our content and can reuse elements of the courses for other customers.

Products and Technology

Our e-learning environment consists of technologies that we have designed and created to function as an integrated solution. By employing standard Internet technologies and a hosted content delivery model, we are able to provide our customers with a high quality, efficient means to educate their extended enterprise.

Content Delivery System

We can host the e-learning environments of our customers. In a hosted environment, the courses and our content delivery system are located on our servers but can be accessed through the Web or the customer's intranet. By centralizing all infrastructure and hosting requirements, our customers derive the following significant benefits:

    o   customers do not need to install or manage any software;

    o content can be updated and infrastructure technology can be improved continuously without adversely impacting our clients and at a lower cost to us;

    o customers avoid the need to make significant investments in technology infrastructure such as servers, databases, technical staff or technical support; and

    o participants can access course content at anytime, from anywhere, through the use of a standard modem and web-browser.

Deployed Solution

Our deployed delivery option is targeted at companies that need an e-learning solution that resides within their own technical environment. With this option, customers can host their own learning management systems and then add our content from either our catalog or custom courses we design for them, or both.

System Architecture

The architecture of our content delivery system is designed to scale rapidly to provide large student populations with tutor-supported e-learning content. In addition, we have developed our content delivery system using standard Internet technologies such as Java and HTML, facilitating the delivery of our content to our customers' web-browsers. We utilize a single code base to deliver content. As a result, any improvement made in our software for one customer automatically benefits all other customers.

Our content is stored in a database as structured "learning elements." We have developed a templating system that automatically controls the graphical presentation, or "look and feel," of a course, as well as course navigation. This content storage and delivery approach allows us to personalize the content for individuals in each course and minimizes content or formatting errors. In addition, this structure enables the rapid customization of course content for different customers. Our technology was developed internally without deriving any elements from a legacy application or a previously existing learning delivery system.

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

Tracking and Reporting System

Each participant's learning activities are fully tracked in our database. This comprehensive tracking ability allows a participant to start a course at work, and continue at home or while traveling. Regardless of their location, our system recognizes each participant, tracks their course progress and records their performance. Using only a standard web-browser, managers can run both standardized and custom reports on participant enrollments and progress, gaining visibility into the learning status of their extended enterprise.

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

Full Integration with Corporate Infrastructures

Our custom e-learning solutions can be fully integrated with our customers' corporate information technology systems, including their web-sites and intranets. As a result, course participants do not necessarily realize that they are accessing content hosted from our servers. Our integration layer provides adapters for learning management systems. We design our course content to be compatible with our customers' security concerns and bandwidth limitations.

Scalable Architecture

Our system has been designed to scale rapidly and to consistently deliver content to large numbers of participants. We use load testing to measure our system capacity and identify potential bottlenecks. Improvements to our system architecture increase system capacity beyond current demands.

High-Availability Systems

Our systems have been designed to maximize availability, with redundancy in the areas in which we believe failures are most likely to occur. We have also implemented redundant network connections to the Internet, a load-balanced redundant web-server and a highly-redundant storage array to safeguard our information. In addition, locating our web-servers with Cable and Wireless, a leading web-hosting firm, provides us with backup power, constant monitoring, physical security, seismic resistance, fire suppression and climate control systems. We are vulnerable to certain types of failures, including catastrophic failure of the Cable and Wireless site due to natural disasters or other events and simultaneous failure of our primary and redundant systems. We are currently building a redundant fail-over site in Sacramento, California, to mitigate any risk with regards to a catastrophic failure at Cable and Wireless. The redundant fail-over site is expected to be completed by the first half of fiscal 2004.

Sales and Marketing

We sell our custom e-learning solutions primarily through our own direct sales organization. We also sell indirectly through channel partners and strategic alliance partners. Our direct sales organization focuses on developing long-term relationships with large corporate customers. Our channel partners, including Sun Educational Services, Red Hat and others, leverage their unique distribution models to reach differentiated industries, international markets and customer segments. We also have alliance relationships with EDS, BearingPoint (formerly KPMG Consulting) and others, who work with us to jointly sell our custom e-learning solutions and resell our courses as components of their e-learning offerings targeted at specific industries.

Competition

The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. To succeed, we must continue to upgrade our technology, expand our course offerings and distinguish our solution. As competition continues to intensify, we expect the e-learning market to undergo significant price competition and consolidation. We expect to face price pressures from competitors as our potential customers demand more value for their education budgets and as our competitors become mature.

The e-learning market is highly fragmented with no single competitor accounting for a dominant market share, and competition is intense. In addition to competing with other suppliers of technology-based learning solutions, we also compete with third-party suppliers of instructor-led education and learning and internal training departments.

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

Our name and corporate logo are registered trademarks and we own the domain names digitalthink.com, digitalthink.org, and digitalthink.net. It is possible, however, that third parties could acquire trademarks or domain names that are substantially similar or conceptually similar to our trademarks or domain names. This could decrease the value of our trademarks or domain names and could hurt our business. The regulation of domain names in the United States and in foreign countries could change. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. As a result, we may not acquire or maintain exclusive rights to our domain names in the United States or in other countries in which we conduct business.

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

We are currently defending two intellectual property actions, both of which are described under Item 3 of this report. We believe that both of these actions are without merit and intend to vigorously defend ourselves against both of them. Although we believe that both of these actions will be resolved in a manner favorable to DigitalThink, we cannot presently determine the outcome. An adverse resolution of either of these matters, or protracted litigation, could significantly negatively impact our financial position and results of operations and could divert significant management resources.

Employees

As of March 31, 2003, we employed 410 persons. Of these employees, 68 were employed in course development, 136 were in custom courseware development, 55 in sales and marketing, 73 in research and development, 28 in web-delivery and customer support and 50 in general and administration. Of these employees, approximately 210 were located in the United States and approximately 200 were located in India.

                                  RISK FACTORS

You should consider the risks described below before making any investment decision with respect to our stock. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this report. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $218.4 MILLION AT MARCH 31, 2003. WE EXPECT FUTURE LOSSES OVER THE NEXT TWO QUARTERS AND WE MAY NOT ACHIEVE PROFITABILITY WITHIN THE TIMEFRAMES PUBLIC STOCKHOLDERS ANTICIPATE.

We have experienced losses in each quarter since our inception. Our accumulated deficit as of March 31, 2003 was $218.4 million. We have never achieved a profitable quarter and we may continue to incur quarterly losses if our revenue growth does not meet expectations while our current expense structure remains in place. If we do achieve profitability, we will need to continue to generate revenues greater than expenses on a quarterly or annual basis in the future to continue being profitable. We plan to develop and acquire new course offerings with new areas of expertise that may increase operating losses if those expenses are not immediately offset by new revenues.

DEMAND FOR OUR PRODUCTS AND SERVICES HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY ADVERSE ECONOMIC CONDITIONS AFFECTING THE INFORMATION TECHNOLOGY INDUSTRY.

The information technology industry has been in a period of economic decline during 2001 and 2002, and appears to be continuing in 2003. As a result, there has been a reduced level of investment by businesses in information technology products and systems. When businesses are reducing investment in technologies or slowing the rate of adoption of new technologies and systems, they have a reduced need for training of their employees, customers and others in the use of these systems. In addition, many of our current and potential customers have experienced adverse changes in their financial performance, whether as a result of the general weakening of the economy or other factors. Some companies may delay training initiatives or, if these companies continue to experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures overall before limiting other expenditures. As a result of these factors, and possibly also due to the aftermath of the September 11, 2001 terrorist attacks, our new contract signings in the second half of fiscal 2002 were materially and adversely affected, this in turn impacted our revenues in fiscal 2003. Continuation of the economic downturn in the United States, as well as continuation of the current adverse economic conditions in the information technology industry, may harm our future results of operations.

WE HAVE A SIGNIFICANT BUSINESS PRESENCE IN INDIA, AND RISKS ASSOCIATED WITH DOING BUSINESS THERE COULD DISRUPT OR HARM OUR BUSINESS.

In order to reduce costs associated with course development, we have established a significant presence in India through the addition of several new employees to two organizations we acquired in fiscal 2002. As of March 31, 2003, we had approximately 200 employees in three separate locations in India. Difficulties that we could encounter with our Indian operations or with other international operations that we may establish in the future include the following:

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

In particular, continuing tensions between India and Pakistan could have a direct impact on our operations. Recently, due to heightened concerns in the region, the United States State Department has issued an advisory against travel to India. However, the Company continues to conduct normal operations in India along with the associated travel of United States employees visiting India and vice versa.

If we encounter these problems in connection with our operations in India, our revenues could fall below expectations, which would harm our business and operating results. In this event, our stock price could decline.

OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In the fiscal year ended 2003, we had revenues of $42.1 million and expenses of $53.4 million, excluding the one-time charge related to Statement of Financial Accounting Standards ("SFAS") No. 142 of $50.2 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to forecast sales and predict the trends in the e-learning market and in our business.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE; ADDITIONAL FUNDING MAY RESULT IN DILUTION TO OUR STOCKHOLDERS.

We require substantial working capital to fund our business. We have had significant operating losses since inception. We expect to use our available cash resources and anticipated revenues to fund continued operations, build courseware, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements at least for the next twelve months. However, if our capital requirements increase materially from those currently planned or if revenues fall below our expectations, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

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

IN RECOGNIZING REVENUES WE DEPEND ON THE TIMELY ACHIEVEMENT OF VARIOUS MILESTONES, AND OUR INABILITY TO RECOGNIZE REVENUES IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access. Most of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 47% of our total revenues for the fiscal year ended March 31, 2003. Our ability to recognize revenues from custom courses depends upon our customers providing us with subject matter experts, content and prompt acceptance of our work through each stage of development. Accordingly, if customers do not meet all project deadlines in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if these customers slowed or cancelled purchases or delayed payment in any future fiscal or quarterly period. In the fiscal year ended 2003, our five largest customers accounted for 67% of our total revenues of $42.1 million compared to 54% of our total revenues of $43.4 million for the fiscal year ended 2002. We expect that our major customers will continue to account for a significant portion of our revenues during future fiscal periods until we are able to increase the number of new or existing long-term, large customers. Accordingly, changes in these customers' businesses and in their views regarding the value of e-learning in general and our products and services in particular could harm our financial performance.

THE LENGTH AND VARIABILITY OF OUR SALES CYCLE MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months. In some cases the cycle has extended for close to two years. Because we rely on relatively few large sales for a substantial portion of our revenues, these long sales cycles can adversely affect our financial performance in any quarter. Factors that may contribute to the variability and length of our sales cycle include the time periods required for:

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

OUR GROWTH DEPENDS ON HIRING AND RETAINING QUALIFIED PERSONNEL IN A COMPETITIVE EMPLOYMENT MARKET.

The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly database engineers, course content developers, web designers and sales personnel. We plan for most of this new hiring to take place in India. Education and Internet related industries create high demand for qualified personnel and candidates experienced in both areas are limited. Our failure to attract and retain sufficient skilled personnel may limit the rate at which we can grow, which will harm our business and financial performance. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. None of our employees are members of organized labor groups.

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

Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our solution by comparison with solutions offered by other e-learning companies or even their own in-house development capabilities. These companies may include publicly-held companies and other regional web development organizations. We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. Larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

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

Our strategy involves broadening the fields presently covered by our courses. In particular, to date we have been primarily focused on courses in the information technology area. We are currently planning to develop or have introduced new course offerings including global business skills, financial services, retail and other fields. These new course offerings may encompass areas in which we have little or no experience or expertise. Therefore, our ability to expand our courses into these areas will depend in part on our ability to negotiate and execute content development relationships with recognized experts or leading corporations in the new fields. If we cannot locate these experts, we may fail to develop the courses that our current and future customers will demand. The failure to expand our course offerings to new fields could constrain our revenue growth and harm our future prospects.

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

ANY FAILURE OF, OR CAPACITY CONSTRAINTS IN, THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS.

Our success is highly dependent on the consistent performance of our Internet and communications infrastructure. Our communications hardware and some of our other computer hardware operations are located at the facilities of Cable & Wireless in Santa Clara, California with a back-up facility (fail-over site) in Sacramento, California. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins, earthquakes, fires, floods, other natural disasters or other similar disruptive problems could adversely affect the operation of our systems. Despite precautions we have taken, unanticipated problems affecting our systems in the future could cause interruptions or delays in the delivery of our courses.

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

We do not currently have a fully redundant fail-over site or a formal disaster recovery plan. Our web-site must accommodate a high volume of traffic and deliver courses and other information in a timely manner. If our Web site fails for any reason or if we experience periods of unscheduled downtimes, even for a short period of time, our business and reputation would be materially harmed. We cannot accurately project the rate or timing of any increases in traffic to our Web site and the failure to expand and upgrade the Web site or any system error; failure or extended downtime could materially harm our business, reputation, financial condition or results of operations. We are in the process of developing a fully redundant fail-over site in Sacramento, California, expected to be operational in the first half of fiscal 2004.

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

WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS AND MAY BECOME SUBJECT TO ADDITIONAL PROCEEDINGS. THESE PROCEEDINGS COULD HARM OUR BUSINESS.

In October 2001, a complaint was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters of the Company's initial public offering. The complaint was purportedly filed on behalf of a class or certain persons who purchased DigitalThink's common stock between February 24, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. Substantially similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998.

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. The complaint alleges that we have infringed certain patents that have been assigned to IP Learn. Substantially similar complaints have been filed against other companies in the e-learning industry, including Skillsoft Corporation, Saba Software, Inc. and Docent, Inc.

In November 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC v. Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, DigitalThink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint alleges that we and the other defendants have infringed a patent that has been assigned to IP Innovation.

We believe that all of these actions are without merit and intend to vigorously defend ourselves against all of them. Although we believe that all of these actions will be resolved in a manner favorable to us, we cannot presently determine the outcome. An adverse resolution of any of these matters, or protracted litigation, could significantly negatively impact our financial position and results of operations and could divert significant management resources.

We may be from time to time involved in other lawsuits and legal proceedings that arise in the ordinary course of business. An adverse resolution of these matters could significantly negatively impact our financial position and results of operations.

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

We have put in place a Shareholder Rights Plan that grants existing stockholders additional rights in the event that a single holder acquires greater than 15% of our shares. In July 2002, our Board amended the Shareholder Rights Plan to permit WaldenVC and their affiliated entities and persons to purchase, in the aggregate, up to 20% of the outstanding shares of DigitalThink. At the same time, we also entered into an agreement with WaldenVC, in which WaldenVC agreed to vote their shares in direct proportion to the votes cast by all of our stockholders in each stockholder election.

Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

o a classified board of directors, in which our board is divided into three classes with three year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;
o a provision that prohibits our stockholders from acting by written consent without a meeting;
o a provision that permits only the board of directors, the president or the chairman to call special meetings of stockholders; and
o a provision that requires advance notice of items of business to be brought before stockholders meetings.

Amending any of the above provisions will require the vote of the holders of 66 2/3% of our outstanding common stock.

                    WHERE YOU CAN FIND ADDITIONAL INFORMATION

We file annual, quarterly and special reports, proxy statements, and other information with the SEC. You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public at the SEC's web site at http://www.sec.gov. Additional information about us may be found on our web site at http://www.digitalthink.com.

Item 2. Properties

We currently lease a total of approximately 116,000 square feet of office space in two locations in San Francisco, California and we have subleased approximately 42,000 square feet of this space to a third party. In addition, we have approximately 25,000 square feet of leased building space in Minneapolis, Minnesota, which we have subleased, approximately 4,000 square feet of leased building space in Troy, Michigan, approximately 3,000 square feet of leased office space in Chisholm, Minnesota, approximately 3,000 square feet of leased office space in Chicago, Illinois, approximately 8,000 square feet of leased building space in the United Kingdom and a total of approximately 30,000 square feet of leased building space in India in the cities of Kolkata, Bangalore and Hyderabad. These leases expire at varying dates through 2016 and include renewals at our option.

In March 2002, we consolidated our sales, administrative and content and technology development facilities from a total of approximately 244,000 square feet into approximately 100,000 square feet. As a result, we took a $6.8 million charge to earnings with respect to leases for excess or closed facilities, which represents the excess of such remaining lease obligations over estimated market value, net of anticipated sublease income. Amounts accrued (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2016. During the fiscal year ended March 31, 2003, four sites have been vacated: Chisholm, Minnesota; Minneapolis, Minnesota; Troy, Michigan; and our office in the United Kingdom.

Item 3. Legal Proceedings

In October 2001, a complaint was filed in the United States District Court for the Southern District of New York against DigitalThink, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class or certain persons who purchased DigitalThink's common stock between February 24, 2000 and December 6, 2000. The complaint alleges violations by DigitalThink and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. Substantially similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The plaintiffs seek unspecified monetary damages and other relief.

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. The complaint alleges that DigitalThink has infringed certain patents that have been assigned to IP Learn. Substantially similar complaints have been filed against other companies in the e-learning industry, including Skillsoft Corporation, Saba Software, Inc. and Docent, Inc. The plaintiffs seek unspecified monetary damages and other relief.

In November 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC v. Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, DigitalThink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint alleges that DigitalThink and the other defendants have infringed a patent that has been assigned to IP Innovation. The plaintiffs seek unspecified monetary damages and other relief.

We believe these lawsuits are without merit and intend to defend against them vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter ended March 31, 2003.

                                   MANAGEMENT

Executive Officers of the Registrant


Michael W. Pope..............     36    President and Chief Executive Officer
Robert J. Krolik.............     34    Chief Financial Officer and Secretary
Todd A. Clyde................     38    Vice President, Consulting and Market
                                          Solutions
Linda T. Drumright...........     42    Vice President, Engineering
Michael Schroeder............     43    Vice President, Human Resources
Umberto Milletti.............     37    Vice President, Solutions Management
J. Jay Tyler.................     48    Executive Vice President, Sales and
                                          Marketing

Michael W. Pope has served as our President and Chief Executive Officer since April 2002. Prior to that he was Vice President, Chief Financial Officer from October 1999 to April 2002. From June 1992 to October 1999, Mr. Pope served in various positions at Dionex Corporation, a manufacturer and marketer of chromatography systems and related products for chemical analysis, most recently as Chief Financial Officer from April 1994 to October 1999. Mr. Pope is a director of Dionex Corporation. Mr. Pope holds a B.A. in Quantitative Economics from Stanford University and a M.B.A. from the Haas School of Business at the University of California at Berkeley.

Robert J. Krolik has served as Chief Financial Officer since April 2002 and has served as Secretary since April 2003. From March 2001 to April 2002 he was Corporate Controller. Prior to that he was Chief Financial Officer of Karna LLC, a technology company, from September 1999 to March 2001. From April 1997 to September 1999 he was Director of Finance of SRI Consulting, a consulting firm. From July 1991 to March 1997 he held various positions at Arthur Andersen, a public accounting firm, most recently as manager from July 1996 to March 1997. Mr. Krolik holds a B.B.A. in Finance from the University of Texas at Austin. He is also a Certified Public Accountant.

Todd A. Clyde has served as Vice President, Consulting and Market Solutions since January 2001. Prior to that he was Vice President, Learning Solutions from March 1998 to December 2000. From October 1986 to March 1998, Mr. Clyde held several positions with Andersen Consulting (now Accenture), a management consulting firm, most recently as Senior Manager. Mr. Clyde holds a B.A. in Management Science from the University of California at San Diego.

Linda T. Drumright has served as Vice President, Engineering since October 1999. From August 1998 to October 1999, Ms. Drumright served as Vice President, Budgeting, Planning and Forecasting Application Product Development for Hyperion Solutions Corporation, a developer of enterprise analytic application software. Prior to that, from July 1997 to August 1998, she was the Senior Director of the Tools and Applications Division at Arbor Software Corp., a database software developer, and from June 1990 to July 1997, she held several technical positions, including Senior Manager, at Sybase, Inc., an enterprise software company. Ms. Drumright holds a B.A. in Computer Science from the University of California at Berkeley.

Michael Schroeder has served as Vice President, Human Resources since April 2003. Prior to that he was Vice President, Human Resources at Alphablox Corp. from August 2000 to August 2002 . From August 1992 to August 2000, Mr. Schroeder served in various positions at Synopsys Inc., a manufacturer of high-level design automation software used in the development of integrated circuits and systems, most recently as Vice President, Human Resources for Business Group Operations. Prior to this he worked at Apple Computer as a Senior Employment Consultant from March 1988 to August 1992. Mr. Schroeder attended the University of Wisconsin, Milwaukee from 1978-1981 as a Russian Language major.

Umberto Milletti is one of our co-founders and has served as our Vice President, Solutions Management since April 1996. From March 1993 to March 1996, Mr. Milletti was Director of Product Development at Knowledge Revolution, a developer of educational and engineering software. Mr. Milletti holds a B.S. in Electrical Engineering from Tufts University and a M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

J. Jay Tyler has served as Executive Vice President of Sales and Marketing since January 2003. Prior to that he was the Senior Vice President of WorldWide Sales at Clarify, Inc., an enterprise software company, from January 1999 to January 2001. From January 1995 through December 1998 he was a Group Vice President for Gartner Group a leading provider of I.T. research and advisory services. Prior to this he worked at Xerox for 18 years, most recently as National Sales Manager for the Printing Systems Division. Mr. Tyler holds a B.S. in Marketing from California State University, Chico.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stock Matters

Our common stock is traded on the Nasdaq National Market System under the symbol DTHK. The following table sets forth, for the period indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

                                   Fiscal Year ended         Fiscal Year ended
                                     March 31, 2003           March 31, 2002
                                 ---------------------   -----------------------
                                    Low         High         Low          High
                                 ---------  ----------   ----------    ---------
     First quarter...............$   0.85     $   2.30    $   5.34      $  10.38
     Second quarter..............$   0.95     $   2.10    $   6.39      $  15.20
     Third quarter...............$   1.00     $   2.40    $   5.87      $  12.19
     Fourth quarter. ............$   1.54     $   2.90    $   2.16      $  11.65

As of May 27, 2003 there were approximately 5,650 holders of record of DigitalThink Common Stock.

No dividends have been paid on our common stock since inception. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying cash dividends in the foreseeable future.

                      EQUITY COMPENSATION PLAN INFORMATION

For information regarding common stock that may be issued upon the exercise of options, warrants and other rights granted under our existing compensation plans, see Item 12 of Part III of this Report.

Item 6. Selected Financial Data

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.


                                               Year Ended March 31,
                                     -------------------------------------------
                                      1999     2000      2001      2002    2003
                                     ------   ------    ------    ------  ------
                                         (In thousands, except per share data)
Revenues:
  Delivered Learning fees (1)...... $ 1,034  $ 4,994  $17,978 $ 20,401 $ 22,518
  Learning Solution services (1)...     813    5,821   20,680   22,955   19,609
                                     ------  -------   ------   -------  -------
         Total revenues............   1,847   10,815   38,658   43,356   42,127
                                     ------  -------   ------   -------  -------
Costs and expenses:
  Cost of Delivered Learning fees...    855    2,409    5,509    6,619    4,834
  Cost of Learning Solution services    361    3,337   11,211   11,934    6,911
  Content research and development..  1,657    4,082    6,092    7,094    5,747
  Technology research and development 1,005    3,687   11,791   11,318    7,166
  Selling and marketing.............. 2,970   11,596   23,105   21,208   13,418
  General and administrative.........   622    2,342    6,046    7,355    6,853
  Depreciation.......................   236      915    3,190    5,274    6,870
  Amortization of warrants...........    --       --   13,131   11,003        9
  Stock-based compensation *.........    58    3,663    5,432    1,888      349
  Amortization of goodwill and other
      intangibles...................     --       --    3,602    7,208    1,364
  Write-off of in-process research
      and development................    --       --    7,118      --        --
  Impairment of goodwill.............    --       --       --   10,437       --
  Acquisition-related charges........    --       --       --    5,792       --
  Restructuring charge (recovery)....    --       --       --    9,778      (83)
                                      ------  -------  ------  -------   -------
         Total costs and expenses.... 7,764   32,031   96,227  116,908   53,438
                                      ------  -------  ------  -------   -------
Loss from operations.................(5,917) (21,216) (57,569) (73,552) (11,311)
Penalty income recognized (1)........    --       --       --   10,000       --
Interest and other income............   166    1,055    5,344    1,911      255
                                      ------  -------  ------  -------   -------
Net loss before cumulative effect of
      accounting change..............(5,751) (20,161) (52,225) (61,641) (11,056)
Cumulative effect of accounting
      change.........................    --       --       --       --  (50,189)
                                      ------  -------  ------  -------   -------
Net loss........................... $(5,751)$(20,161)$(52,225)$(61,641)$(61,245)
                                    ======== ======= ========= =======  ========
Accretion of redeemable convertible
 preferred stock....................$ 3,518 $  7,593 $     -- $     -- $      --
                                    -------- ------- -------- -------- ---------
Loss attributable to common
 shareholders.......................$(9,269)$(27,754)$(52,225)$(61,641)$(61,245)
                                    -------- ------- -------- -------- ---------
Basic and diluted loss per
  common share......................$ (2.26)$  (3.87)$  (1.51)$  (1.61)$  (1.49)
                                    -------- ------- -------- -------- ---------
Shares used in basic and diluted
  loss per common share.............  4,095    7,164   34,524   38,176   41,203
                                    -------- ------- -------- -------- ---------
Pro forma basic and diluted loss
  per common share(2)............... $(0.56) $ (1.09)$  (1.51)$  (1.61)$  (1.49)
                                    ======== ======= ========= =======  ========
Shares used in pro forma basic
  and diluted net loss per
  common share (3).................. 16,687   25,412   34,524   38,176   41,203
                                    ======== ======= ========= =======  ========


                                                      March 31,
                                   -------------------------------------------
                                     1999     2000     2001     2002    2003
                                   -------  ------    ------   ------  -------
Balance sheet data:
Cash and cash equivalents and
 marketable securities......     $  9,455 $ 96,698 $ 64,038 $ 31,110  $ 22,668
Current assets..............       10,604  102,812   77,183   38,564    31,314
Current liabilities.........        2,251   12,296   22,543   21,127    19,138
Working capital (4).........        8,353   90,516   54,640   17,437    12,176
Total assets................       11,330  110,176  111,687  136,272    73,612
Redeemable convertible
    preferred stock.........       24,583       --       --       --        --
Long-term restructuring charge
   and capital lease
   obligations..............           --       --       17    5,419     4,716
Accumulated deficit.........      (15,573) (43,327) (95,552)(157,193) (218,438)
Total stockholders' equity
   (deficit)................     $(15,505)$ 97,880 $ 89,127 $109,726  $ 49,758
(*) Stock-based compensation:
    Cost of Delivered Learning
       fees.................     $      3 $    143 $    121 $     28  $      3
    Cost of Learning Solution
       services.............            4      318      500      165        35
    Content research and
       development..........            4       72       76       34         3
    Technology research and
       development..........           13      473    1,329      555        87
    Selling and marketing...           25    1,042    1,391      451       111
    General and administrative          9    1,615    2,015      655       110
                                  -------- --------  -------  -------- ---------
    Total....................    $     58 $  3,663 $  5,432 $  1,888  $    349
                                  ======== ======= ========= =======  ==========

(1) Reflects the forgiveness of the penalty associated with the restructuring of an agreement with EDS resulting in a reduction of revenues of $8.8 million and $1.2 million for Delivery Learning fees and Learning Solution services, respectively, and $10 million of penalty income recognized in the fiscal year ended March 31, 2002.
(2) Pro forma basic and diluted loss per common share is computed by dividing net loss by the weighted average number of shares outstanding for the period and the weighted average number of common shares resulting from the assumed conversion of outstanding shares of redeemable convertible preferred stock. All shares of preferred stock were converted to common shares at the initial public offering dated February 25, 2000.
(3) Shares used in pro forma basic and diluted net loss per common share assumes the conversion of preferred stock into an equivalent number of shares of common stock at time of issuance.
(4) Working capital is the difference between current assets and current liabilities.

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

Overview

We provide custom e-learning solutions designed to address the strategic business objectives of our customers through training courseware and the delivery of that courseware on a robust technology platform. We completed the initial development of our delivery technology and initial content and began significant sales and marketing efforts in fiscal year 1998. In November 1999, we reincorporated in Delaware from California.

We provide online learning courses and services, which we refer to as custom e-learning solutions. We were founded in April 1996. In fiscal 1997, we invested in both course content development and research and development as we built our course offerings and technology, releasing our first course in the later part of fiscal 1997. Since fiscal 1998, we have made significant investments in content research and development, sales and marketing activities, technology research and development, Web delivery, and customer support. We experienced headcount fluctuations during this period. We grew from 40 employees on March 31, 1998, to 235 on March 31, 2000, to 441 on March 31, 2001, to 464 employees on March 31, 2002, and decreased to 410 employees at March 31, 2003. Our revenues increased from $200,000 in fiscal 1998, to $1.8 million in fiscal 1999, to $10.8 million in fiscal 2000, to $38.7 million in fiscal 2001, and decreased from $43.4 million in fiscal 2002, to $42.1 million in fiscal 2003.

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

Delivered Learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six to twelve months. Revenues for Learning Solution services include custom course development and consulting services.

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

We also derive revenues from contracts that require development of tailored e-learning solutions. Typically, these Learning Solution service revenues are generated from course content development, performance consulting services, implementation services, instructional plan design, and release of the course for access by participants and are recognized as earned in accordance with AICPA Statement of Position ("SOP") 81-1, Accounting for Performance of Construction Production-Type Contracts, as development progresses on the percentage of completion method. We measure the percentage of completion based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract-by-contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in the production of courses or in consulting services.

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

We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next two quarters. We expect that these losses will result in large part from our ongoing emphasis on course development. As of March 31, 2003, we had an accumulated deficit of $218.4 million. In addition, we derive a significant portion of our revenues from a limited number of customers and the percentage of our revenues from any one customer can be material. For example, in fiscal 2003, our largest customer, EDS, accounted for 37.1% and another customer accounted for 14.4% of our total revenues of $42.1 million. In fiscal 2002, EDS accounted for 8.8% and another customer accounted for 15.5% of our total revenues of $43.4 million, or 25.9% and 12.6%, respectively, when excluding the forgiveness of a $10.0 million penalty associated with the restructuring of an agreement with EDS. We expect that EDS and other major customers will continue to account for a significant portion of our revenues during future fiscal periods. Sales to our largest customer comprised 10% of our revenues in fiscal 2001.

Stock-Based Compensation

Deferred stock compensation represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price at the date of grant. We recorded deferred stock compensation of $390,000 in fiscal 1999, and $11.3 million in fiscal 2000, and $1.6 million in fiscal 2001 in connection with an acquisition. These amounts are being amortized over the four-year vesting period of the options using the multiple option approach. Stock-based compensation expense of $3.7 million was recorded in fiscal 2000, $5.4 million was recorded in fiscal 2001, $1.9 million was recorded in fiscal 2002, and $349,000 was recorded in fiscal 2003. See Note 8 of Notes To Consolidated Financial Statements.

Net Operating Loss Carryforwards

From inception through March 31, 2003, we incurred net losses for federal and state income tax purposes and have not recognized any income tax provision or benefit. As of March 31, 2003, we had approximately $126 million of federal and $86 million of state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2008 and 2005 for federal and state purposes, respectively. The difference between book accumulated deficit and cumulative tax net operating losses at March 31, 2003 is due primarily to permanent goodwill related to our stock acquisitions and warrant expense that are not deductible for tax purposes. Given our limited operating history and losses incurred to date, coupled with difficulty in forecasting future results, a full valuation allowance has been recorded. Furthermore, as a result of changes in our equity ownership from our preferred stock offerings and initial public offering, utilization of net operating losses and tax credits may be subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The degree of any such limitation cannot presently be estimated. To date, we have not performed an evaluation to determine if such a limitation exists, and we may not perform such an evaluation until and unless we are profitable in the future. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 7 of Notes To Consolidated Financial Statements.

Acquisition of Arista Knowledge Systems

On July 6, 2000 we acquired Arista Knowledge Systems, Inc. ("Arista"), a company providing Internet-based learning management systems. DigitalThink issued approximately 746,000 shares of DigitalThink common stock in exchange for outstanding stock, options and warrants of Arista. The total cost of the acquisition, including transaction costs, was approximately $26.3 million. The acquisition was accounted for as a purchase; accordingly, the results of operations of Arista have been included with our results of operations since July 6, 2000. Of the purchase price, $7.1 million represented purchased in-process technology that was estimated to be 70% complete in its development at the time of acquisition. The in-process technology represented a turnkey solution for education and knowledge distribution systems that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. The value of intangibles was based upon management's estimates of after-tax cash flow. The valuation gave consideration to the following: (i) comprehensive due diligence concerning all potential intangibles; (ii) the value of developed and core technology, ensuring that the relative allocations to core technology and in-process research and development, were consistent with the contribution of final products; (iii) the allocation to in-process research and development was based upon a calculation that only considered the efforts completed as of the date of the transaction, and only cash flows associated with one generation of products currently in-process; and (iv) it was performed by an independent valuation group. A discount rate of 28% was used for the in-process technology. Intangible assets acquired were being amortized on a straight-line basis over a period of up to four years. As part of our ongoing review of our operations and financial performance, we performed an assessment of the carrying value of long-lived assets to be held for using including goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The conclusion of that assessment was that the value of the technology purchased associated with the Arista acquisition was no longer being used our current product offerings and was not part of the product roadmap for the future. As a result, we recorded charges of $10.4 million to write-off the Arista goodwill during the fourth quarter of fiscal 2002 as it no longer had any recoverable value.

Acquisition of LearningByte International

Effective August 28, 2001, we acquired LearningByte International, Inc. ("LBI"), a provider of custom e-learning courseware, in exchange for an agreement to issue approximately 4.7 million shares of DigitalThink common stock and assume warrants to purchase approximately 500,000 shares of our common stock, for a total purchase price of approximately $68 million, including transaction costs. The acquisition of LBI was accounted for as a purchase; accordingly the results of operations of LBI have been included with our results of operations since August 28, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations and based on an independent appraisal of the fair value of the acquired intangible assets. Identifiable intangible assets acquired of $6.8 million are being amortized on a straight-line basis over a weighted average period of 4.6 years. Goodwill will not be amortized in accordance with SFAS No. 142, Goodwill and Other Intangibles.

In connection with the LBI acquisition, we recorded a charge of $5.8 million comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition of LBI and $0.5 million for severance-related costs.

Acquisition of TCT Technical Training Pvt. Ltd.

Effective November 16, 2001, we acquired TCT Technical Training Pvt. Ltd. ("TCT"), of Kolkata, India, a developer of content for custom courseware.
DigitalThink acquired all the outstanding shares of TCT for $500,000 in cash after we received governmental approval in November 2001. TCT has been acting exclusively as a contractor to the DigitalThink since April 2001, when the transaction was first announced. Upon acquisition, $215,000 was recorded as an intangible that was amortized over one year, and $285,000 represented the net fair market value of tangible assets acquired and liabilities assumed. The acquisition of TCT was accounted for as a purchase. TCT's results of operations have been included in our results of operations since the effective date of the acquisition.

Acquisition of Horn Interactive

On April 16, 2003, we acquired Horn Interactive, Inc., ("Horn") a provider of simulation-based learning products and services. DigitalThink acquired all of the outstanding shares of Horn in exchange for 2,000,000 shares of DigitalThink stock for a purchase price of approximately $5.0 million. The transaction was accounted for as a purchase. Accordingly, Horn's results of operations will be included in our results of operations from and after April 16, 2003.

Strategic Alliance with Electronic Data Systems Corporation

On July 11, 2000, we entered into an agreement with Electronic Data Systems ("EDS") pursuant to which EDS was issued two performance warrants to purchase shares of DigitalThink common stock. Under the terms of the warrant, EDS could earn the right to purchase up to 1,553,319 shares of DigitalThink common stock upon delivery of third-party customers that resulted in a certain aggregate amount of contractually committed revenues. If EDS failed to meet the specified aggregate revenue targets, EDS agreed to pay us $5 million pursuant to the terms of each warrant, for a total potential non-performance penalty of $10 million.

We calculated a fixed non-cash charge of $38 million related to this transaction, based on the fair value of the warrants issued. A portion of the warrants vested at the date of the transaction resulting in an immediate charge of $4.9 million. Amortization of the remaining warrant expense was scheduled to occur over three years from July 2000 through July 2003, in proportion to the amount of revenue generated under the agreement, or on a straight-line basis, whichever was faster. Through March 31, 2002, amortization was recorded on a straight-line basis totaling $24.1 million.

On March 27, 2002, we restructured the agreement entered into with EDS, whereby EDS surrendered its vested and unvested warrants to purchase shares of
DigitalThink common stock and we has forgave the $10 million total non-performance penalty associated with these warrants. As a result, a charge of approximately $10 million was recorded as a reduction of revenue and a credit of approximately $10 million was recorded as other income.

Impairment of Goodwill and Other Long-Lived Assets

As part of our ongoing review of our operations and financial performance, we performed an assessment of the carrying value of our long-lived assets to be held for use including goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The conclusion of that assessment was that the value of the technology purchased associated with the Arista acquisition was no longer being utilized in current product offerings and was not part of the product roadmap for the future. As a result, we recorded charges of $10.4 million to write off the Arista goodwill during the fourth quarter of fiscal 2002 as it no longer had any recoverable value.

Effective April 1, 2002, we adopted SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on our results of operations, financial position or liquidity.

Effective April 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit (the Company in this case) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ending September 30, 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002 in accordance with SFAS No. 142. We incurred a reduction in goodwill of $50.2 million upon the completion of our analysis, which resulted in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the fiscal year ended March 31, 2003. The analysis was prepared by an independent third-party valuator. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The Company performed its annual goodwill impairment analysis on October 31, 2002, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance at that time.

Restructuring Charge

Since the middle of fiscal 2002, DigitalThink and its industry have experienced a progressive downturn in business conditions, the primary direct cause of which has been a decrease in new training initiatives and a decrease in expenditures by most Fortune 1000 companies. We believe that this decrease is attributable to, among other things: constrained capital markets and the general economic slowdown in the United States. The result has been a decrease in the overall demand for e-learning training. In response, buyers are exhibiting caution when making significant expenditures. Moreover, as the economic slowdown continues, some of our current customers have delayed committed e-learning projects to reduce their spending.

In March of fiscal 2002, we strategically restructured our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations. We recorded total restructuring charges of $9.8 million, which included the following:

o Reducing our workforce by approximately 80 employees, mainly within the learning services organization, resulting in a $650,000 severance charge. Approximately $440,000 was paid in March 2002, and approximately $210,000 was paid in the first and second quarters of fiscal 2003.

o Consolidating our sales, administrative and content and technology development facilities through site closures, from a total of approximately 244,000 square feet into approximately 100,000 square feet. During the fiscal year ended March 31, 2003, four sites have been vacated:
   Chisholm, Minnesota; Minneapolis, Minnesota; Troy, Michigan; and our office in the United Kingdom. Property and equipment that was disposed or removed from operations resulted in a charge of $2.3 million and consisted primarily of leasehold improvements, computer equipment and furniture and fixtures. In addition, we incurred a charge of $6.8 million associated with leases related to excess or closed facilities, which represents the excess of the remaining lease obligations over estimated market value, net of anticipated sublease income. Amounts accrued (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2016.

At December 31, 2002, we recorded a net adjustment of $83,000 to the restructuring accrual based on events occurring during the three months ended December 31, 2002, as a reversal of previously expensed restructuring costs. This reversal was the result of subleasing one property earlier than expected resulting in a reversal of approximately $450,000, offset in part by estimates of sublease income associated with another property at a lower rental rate than originally expected resulting in an additional accrual of approximately $367,000.

                        HISTORICAL RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items in our statements of operations.


                                                     Year Ended March 31,
                                              ---------------------------------
                                                 2001         2002        2003
                                              ----------    --------    -------
Revenues:
  Delivered Learning fees (1)............       46.5%         47.1%       53.5%
  Learning Solution services (1).........       53.5          52.9        46.5
                                              -------       -------     -------
  Total revenues.........................      100.0         100.0       100.0
                                              -------       -------     -------
Costs and expenses:
  Cost of Delivered Learning fees........       14.3          15.2        11.5
  Cost of Learning Solution services.....       29.0          27.5        16.4
  Content research and development.......       15.8          16.4        13.6
  Technology research and development....       30.5          26.1        17.0
  Selling and marketing..................       59.8          48.9        31.9
  General and administrative.............       15.6          17.0        16.3
  Depreciation...........................        8.3          12.2        16.3
  Amortization of warrants...............       34.0          25.4          --
  Stock-based compensation ..............       14.1           4.4         0.8
  Amortization of goodwill and other
     intangibles.........................        9.3          16.6         3.2
  Write-off of in-process research and
     development.........................       18.4            --          --
  Impairment of goodwill.................         --          24.1          --
  Acquisition related charges............         --          13.3          --
  Restructuring charge (recovery)........         --          22.6        (0.2)
                                              -------       --------    --------
  Total costs and expenses...............      249.1         269.7       126.8
                                              -------       -------     --------
  Loss from operations...................     (149.1)       (169.7)      (26.8)
  Penalty income recognized (1)..........         --          23.1          --
  Interest and other income..............       13.8           4.4         0.6
                                              -------       -------     --------
  Net loss before cumulative effect of
     accounting change...................     (135.3)       (142.2)      (26.2)
  Cumulative effect of accounting change.         --            --      (119.1)
                                              -------       -------     -------
  Net loss..............................      (135.3)%      (142.2)%    (145.3)%
                                             =========     ========    ========

(1) Reflects the forgiveness of the penalty associated with the restructuring of an agreement with EDS resulting in a reduction of revenues of $8.8 million and $1.2 million for Delivery Learning fees and Learning Solution services, respectively, and $10 million of penalty income recognized in the fiscal year ended March 31, 2002.

Comparison of Fiscal 2002 to Fiscal 2003

Total Revenues

Total revenues decreased from $43.4 million in fiscal 2002 to $42.1 million for fiscal 2003. For fiscal 2003, Delivered Learning fees represented 53% of revenues and Learning Solution services represented 47% of revenues. This is compared to fiscal 2002, during which Delivered Learning fees represented 47% of revenues and Learning Solution services represented 53% of revenues. Total revenues for fiscal 2002 were reduced by approximately $10.0 million, which reflects the forgiveness of a penalty associated with the restructuring of an agreement with EDS (see Note 13 to the Consolidated Financial Statements). We expect that Delivered Learning fees and Learning Solution services revenues will continue to account for a similarly significant portion of our total revenues in the near term. The two components that make up our revenue, Delivered Learning fees and Learning Solution services fluctuated during the year as noted below.

Delivered Learning Fees

Delivered Learning fees increased from $20.4 million for fiscal 2002 to $22.5 million for fiscal 2003. The fiscal 2002 amount was reduced by approximately $8.8 million, which reflects the forgiveness of a penalty associated with the restructuring of an agreement with EDS (see Note 13 to the Consolidated Financial Statements). Before the forgiveness, revenues for Delivered Learning fees were $29.2 million for fiscal 2002. Fiscal 2003 revenues decreased from fiscal 2002 after the $8.8 million adjustment for the EDS forgiveness because of more courses being delivered to our customers that have contracts with an unlimited delivery provision offset, in part, by fewer enrollments by customers that pay for delivery as courses are taken. We expect that the number of courses and customers will continue to increase as we expand our customer base and course offerings.

Learning Solution Services

Learning Solution services revenues decreased from $23.0 million for fiscal 2002 to $19.6 million for fiscal 2003. The fiscal 2002 amount was reduced by approximately $1.2 million, which reflects the forgiveness of a penalty associated with the restructuring of an agreement with EDS (see Note 13 to the Consolidated Financial Statements). Before the forgiveness, Learning Solution Services revenues were $24.2 million for fiscal 2002. The $4.6 million decrease in revenues is due in large part to the average dollar size of our contracts decreasing. We expect Learning Solutions services revenues to increase as we expand our customer base and course offerings.

To date, our international revenues have been less than 5% of total revenue.

Costs and Expenses

Cost of Delivered Learning Fees

Cost of Delivered Learning fees includes personnel-related costs, maintenance and facility costs required to operate our website and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees decreased from $6.6 million for fiscal 2002 to $4.8 million for fiscal 2003. This decrease was attributable to decreased personnel costs of approximately $700,000, decreased contactor costs of approximately $700,000, decreased maintenance and facility costs of approximately $300,000 and decreased tutor support costs of approximately $170,000. We have shifted resources from our higher-cost United States locations to our lower-cost India facilities resulting in an overall reduction of headcount by 5 employees and the resulting $700,000 cost savings year over year. We have also shifted our tutor resources to India as well. With the restructuring, we have also eliminated a number of our contractors, which in turn has reduced our costs in these areas. We expect the cost of Delivered Learning fees to continue to be relative to the revenue generated from Delivered Learning.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel-related costs and contractor expenses to develop custom courses for specific customers. Cost of Learning Solution services decreased from $11.9 million for fiscal 2002 to $6.9 million for fiscal 2003. This decrease was mainly attributable to a decrease in personnel-related costs of $4.9 million related to a lower number of employees and the shifting of resources from our higher-cost headcount in the United States to our lower-cost headcount in India. Total headcount related to cost of Learning Solution services decreased by 11 employees year over year. We expect the cost of Learning Solution services to continue to be relative to the revenue generated from Learning Solutions.

Content Research and Development

Content research and development expenses are expensed as incurred in accordance with SFAS No. 86, and represent costs to develop catalog courses, including personnel-related costs, content acquisition costs and content editing. Content research and development expenses decreased from $7.1 million for fiscal 2002 to $5.7 million for fiscal 2003. This decrease was attributable to a decrease in personnel-related costs of $1.6 million related to a lower number of employees, primarily in the higher-cost United States. Total headcount related to content research and development decreased by 34 employees year over year. We expect content research and development costs to remain relatively flat.

Technology Research and Development

Technology research and development expenses consist primarily of personnel-related costs in connection with product development efforts of our underlying technology. Technology research and development expenses decreased from $11.3 million for fiscal 2002 to $7.2 million for fiscal 2003. This decrease was principally attributable to a decrease in contractor spending by approximately $1.3 million, a decrease of $1.2 million in personnel-related costs due to the shifting of resources from our higher-cost headcount in the United States to our lower-cost headcount in India, where there are approximately 24 employees now. Total headcount related to technology research and development increased by nine employees year over year with most of the increase in India. We expect technology research and development costs to remain relatively flat.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel-related costs, commissions, advertising and other promotional expenses and royalties paid to authors. Selling and marketing expenses decreased from $21.2 million for fiscal 2002 to $13.4 million for fiscal 2003. This decrease is due to lower personnel-related costs and commissions of $4.0 million as well as lower contractor costs of approximately $800,000. In addition, we incurred fewer expenses relating to advertising and tradeshow activity which reduced spending in this area by approximately $1.3 million from fiscal 2002 to fiscal 2003. We expect selling and marketing expenses may increase slightly in the near future and commission expense will fluctuate with revenues.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, occupancy costs, insurance-related costs, and professional services fees. General and administrative expenses decreased from $7.4 million for fiscal 2002 to $6.9 million for fiscal 2003. This decrease was due to lower occupancy costs and lower personnel costs offset by an increase in insurance and professional services fees. Headcount decreased by approximately five employees year over year. We expect general and administrative expenses to remain relatively flat unless there are significant changes in the business.

Amortization of Warrants

Expenses related to warrants issued to EDS as part of a strategic alliance entered into in July 2000 totaled $11.0 million for fiscal 2002 and zero for fiscal 2003 as a result of the restructuring of the EDS agreement, whereby EDS surrendered its vested and unvested warrants to purchase shares of DigitalThink common stock in March 2002. We expensed approximately $9,000 of warrant expense for fiscal 2003 related to warrants issued in connection with the restructuring of the headquarters facility lease in August 2002.

Stock-Based Compensation

Stock-based compensation expense decreased from $1.9 million for fiscal 2002 to approximately $349,000 for fiscal 2003.

Amortization of Goodwill and Other Intangibles

Expenses related to the amortization of goodwill and other intangibles decreased from $7.2 million for fiscal 2002 to $1.4 million for fiscal 2003 related to the acquisition of LBI.

Goodwill Impairment

As part of our ongoing review of the Company's operations and financial performance, we performed an assessment of the carrying value of the our long-lived assets to be held for use including goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The conclusion of that assessment was that the value of the technology purchased associated with the Arista acquisition was no longer being used in the current product offerings and was not part of the product roadmap for the future. As a result, we recorded charges of $10.4 million to write off the Arista goodwill during the fourth quarter of fiscal 2002, as it no longer had any recoverable value.

Acquisition and other related charges

Expenses related to the acquisition of LBI and other related charges totaled $5.8 million for fiscal 2002 and were comprised of approximately $5.3 million for the write-off of internal use software made obsolete by the acquisition, and approximately $500,000 for severance-related costs for redundancies. The write-off of internal use software related to one significant project that was put into service during fiscal 2002 to better enable content development by the Company and customers, but was determined to be obsolete given LBI's technology.

Restructuring

In March 2002 we began a strategic initiative to restructure our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations. We recorded total restructuring charges of $9.8 million as part of our strategic initiative, which included the following:

o Reducing our workforce by approximately 80 employees, mainly within the learning services organization, resulting in a severance charge of approximately $650,000. Approximately $440,000 was paid in March 2002, and approximately $210,000 was paid in the first and second quarters of fiscal 2003.
o Consolidating our sales, administrative and content and technology development facilities through building and site closures, from a total of approximately 244,000 square feet into approximately 100,000 square feet. During the fiscal year ended March 31, 2003, three sites have been vacated:
    Chisholm, Minnesota; Troy, Michigan; and our office in the United Kingdom. Property and equipment that was disposed or removed from operations resulted in a charge of $2.3 million and consisted primarily of leasehold improvements, computer equipment and furniture and fixtures. In addition, we incurred a charge of $6.8 million associated with leases related to excess or closed facilities, which represents the excess of the remaining lease obligations over estimated market value, net of anticipated sublease income. Amounts accrued (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2016.

At December 31, 2002, the Company recorded a net adjustment of $83,000 to the restructuring accrual based on events occurring during the three months ended December 31, 2002, as a reversal of previously expensed restructuring costs. This reversal was the result of the Company subleasing one property earlier than expected resulting in a reversal of approximately $450,000, offset in part by estimates of sublease income associated with another property at a lower rental rate than originally expected resulting in an additional accrual of approximately $367,000.

Penalty Recognized

On March 27, 2002, we restructured the agreement entered into with EDS, whereby EDS surrendered its vested and unvested warrants to purchase shares of DigitalThink common stock and we forgave the $10.0 million total non-performance penalty associated with this agreement. We recorded a charge of approximately $10.0 million as a reduction of revenue and we recorded a credit of approximately $10.0 million as other income.

Net Loss Before Cumulative Effect of Accounting Change

The net loss before the cumulative effect of accounting change decreased from $61.6 million for fiscal 2002 to $11.1 million for fiscal 2003.

Cumulative Effect of Accounting Change

Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles to goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and the reclassification of certain intangibles out of previously reported goodwill. Upon the adoption of SFAS No. 142, the Company recognized a goodwill impairment loss of $50.2 million as of April 1, 2002, which was recorded as the cumulative effect of an accounting change in the Company's consolidated statements of operations for fiscal 2003. The Company performed its annual goodwill impairment analysis on October 31, 2002, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statement of operations data for each of the eight most recent quarters. In our opinion, this information has been prepared on the same basis as the audited financial statements contained in this report and includes all adjustments we consider necessary for fair presentation in accordance with generally accepted accounting principles. This information should be read in conjunction with our annual consolidated financial statements and the related notes appearing elsewhere in this report. Our operating results for any three-month period are not necessarily indicative of results for any future period.



                               June 30,  September 30,  December 31,  March 31,
                                2001         2001          2001         2002
                              --------   ------------  -----------   ---------
Revenues:
Delivered Learning fees (1)   $ 7,778       $8,239      $ 7,397      $ (3,013)
Learning  Solution services (1) 7,232        7,045        6,410         2,268
                              -------      ---------     ---------    --------
  Total revenues.............  15,010       15,284       13,807          (745)
Costs and expenses:
Cost of Delivered Learning
  fees.......................   1,795        1,775        1,567         1,482
Cost of Learning Solution
  services...................   3,363        3,375        3,023         2,173
Content research and
  development................   1,382        1,919        1,862         1,931
Technology research and
  development................   3,246        3,153        2,603         2,316
Selling and marketing........   7,210        5,390        4,676         3,932
General and administrative      1,758        1,790        1,604         2,203
Depreciation.................   1,067        1,443        1,308         1,456
Amortization of warrants.....   2,751        2,751        2,751         2,750
Stock-based compensation.....     628          541          469           250
Amortization   of  goodwill
and other intangibles........   1,201        1,794        2,114         2,099
Impairment of goodwill.......      --           --           --        10,437
Acquisition and other
related charges..............      --        5,792           --            --
Restructuring charge (recovery)    --           --           --         9,778
                              -------      -------     --------      --------
Total costs and expenses.....  24,401       29,723       21,977        40,807
                              -------      -------     --------      --------
Interest and other income....     829          578          324           180
Penalty income recognized(1).      --          --            --        10,000
                              -------      -------     --------      --------
Net  loss  before  cumulative
effect of accounting change..  (8,562)    (13,861)      (7,846)       (31,372)
Cumulative effect of
accounting change (2)........      --          --           --             --
                              -------      -------      -------      --------
Net loss..................... $(8,562)   $(13,861)     $(7,846)      $(31,372)
                              =======    =========     ========      =========

                              June 30,  September 30,  December 31,  March 31,
                                2002         2002          2002         2003
                              --------   ------------  -----------   ---------
Revenues:
Delivered Learning fees (1)   $ 4,994       $5,867      $ 5,554      $  6,103
Learning  Solution services (1) 4,611        4,156        5,481         5,361
                              -------      ---------     ---------    --------
  Total revenues.............   9,605       10,023       11,035        11,464
Costs and expenses:
Cost of Delivered Learning
  fees.......................   1,395        1,220        1,042         1,177
Cost of Learning Solution
  services...................   1,695        1,381        1,852         1,983
Content research and
  development................   1,486        1,382        1,346         1,533
Technology research and
  development................   1,953        1,647        1,667         1,899
Selling and marketing........   3,450        3,463        3,355         3,150
General and administrative      2,167        1,680        1,510         1,496
Depreciation.................   1,695        1,829        1,729         1,617
Amortization of warrants.....      --            1            4             4
Stock-based compensation.....     140          123          105           (19)
Amortization   of  goodwill
and other intangibles........     359          359          341           305
Impairment of goodwill.......      --           --           --            --
Acquisition and other
related charges..............      --           --           --            --
Restructuring charge (recovery)    --           --          (83)           --
                              -------      -------     --------      --------
Total costs and expenses.....  14,340       13,085       12,868        13,145
                              -------      -------     --------      --------
Interest and other income....      95           69           60            31
Penalty income recognized(1).      --          --            --            --
                              -------      -------     --------      --------
Net  loss  before  cumulative
effect of accounting change..  (4,640)     (2,993)      (1,773)        (1,650)
Cumulative effect of
accounting change (2)........ (50,189)         --           --             --
                              -------      -------      -------      --------
Net loss.................... $(54,829)   $ (2,993)     $(1,773)      $ (1,650)
                              =======    =========     ========      =========

(1) Reflects the forgiveness of the penalty associated with the restructuring of an agreement with EDS resulting in a reduction of revenues of $8.8 million and $1.2 million for Delivery Learning fees and Learning Solution services, respectively, and $10 million of penalty income recognized in the fiscal year ended March 31, 2002.
(2) Reflects the cumulative effect of accounting change of $50.2 million related to the adoption of SFAS142 by the company in fiscal 2003.

Critical Accounting Policies

     Management has evaluated the accounting policies used in the preparation of the consolidated financial statements and related notes contained in this report and believes those policies to be reasonable and appropriate. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. We believe that the following accounting policies are both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments. For a more detailed discussion of these policies and significant estimates inherent in the preparation of our consolidated financial statements, see Note 1 to the Consolidated Financial Statements.

     Revenue Recognition. We have two types of revenues: Delivered Learning fees and Learning Solution services. Delivered Learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six months. Delivered Learning fees are recognized ratably over this access period. Learning Solution services revenues consist of revenues from fixed-price contracts, which require the accurate estimation of the value, scope and duration of each course hour. Revenues for these projects are recognized on percentage of completion, in accordance with AICPA SOP 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. The percentage of completion is based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts are made on a contract-by-contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage its projects properly within the planned periods of time or satisfy our obligations under the contracts, then future learning services margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations. To date, there have been no material losses.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review, with assistance from our sales team, the ability of our customers to make any obligatory payments. We provide an allowance for doubtful accounts for all specific receivables that we judge to be unlikely of collection. In addition, we record an estimated reserve based on the size and age of all receivable balances against which we have not established specific reserves. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding customer's credit worthiness known to us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. For fiscal 2002 and fiscal 2003, the Allowance for Doubtful Accounts was approximately $484,000 and approximately $296,000, respectively. While losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in fiscal 2004.

     Goodwill and Other Acquired Intangibles. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

     As noted above, on April 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. As a result of the adoption of SFAS No. 142 during the quarter ending September 30, 2002, we incurred a reduction in goodwill of $50.2 million that resulted in a charge to our results of operations from the cumulative effect of the adoption of a new accounting principle during the fiscal year ended March 31, 2003. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. In addition, we performed our annual goodwill impairment analysis on October 31, 2002, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance.

      Operating Leases. We have many operating lease agreements related to our office buildings throughout the United States, the United Kingdom and India. The agreements qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, and, as such, the assets are not included on our balance sheet. We believe we will be able to meet our obligations under the agreements, but if we default on our commitments and are unable to remedy the default quickly enough, the lessors may terminate all remaining commitments and demand payment equal to the lessor's net present value of all future lease payments. If we default on the leases and are required to make payment, this will decrease our cash available for working capital and could require us to find alternate facilities on terms that may not be as favorable as the current arrangement. As of March 31, 2003, we were in compliance with all covenants. For further information on these leases, please refer to the section below entitled "Liquidity and Capital Resources" and Note 12 of Notes to Consolidated Financial Statements.

     Accounting for Employee Stock Options. At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in
Note 8. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25). We account for stock based awards to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Approximately $349,000 of stock-based compensation was reflected in the net loss for fiscal 2003 as options granted prior to our initial public offering had an exercise price below the fair market value of the underlying common stock on the date of grant. These options have been accounted for as deferred stock compensation and the related expense has been recognized in fiscal 2000 to fiscal 2003. Information about the impact on our operating results of using APB Opinion No. 25 is included in Note 1 of our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

    Since inception, we have satisfied our cash requirements primarily through sales of equity securities and to a lesser extent, revenues. As of March 31, 2003, our principal sources of liquidity included cash and cash equivalents aggregating $22.7 million, and funds from operations. This compares to cash and cash equivalents of $29.5 million on March 31, 2002 and investments in marketable securities of $1.6 million at March 31, 2002.

    In December 2001, we entered into a $5.0 million line of credit agreement and had available $2.8 million from this line of credit as of March 31, 2002. Borrowings under the line of credit bear interest at prime plus 1/2%. Subsequent to March 31, 2002, the balance of $2.2 million on the line of credit was repaid. In June 2002, we amended the line of credit agreement to increase the line to $8.0 million and renewed the line of credit in December 2002 to expire in December 2003. We had available $2.9 million from this line of credit as of March 31, 2003. Subsequent to March 31, 2003, the balance of $5.1 million on the line of credit was repaid.

     Our operating activities used cash of $9.1 million in fiscal 2003, $19.0 million in fiscal 2002 and $18.2 million in fiscal 2001. The improvement in cash generation from operations was primarily driven by an improvement in operating losses offset by a usage of cash in operating assets and liabilities. We had a use of cash from accounts receivable and deferred revenue in fiscal 2002 of $2.2 million and a use of cash of approximately $1.3 million in fiscal 2003. We were able to collect our receivables quicker in fiscal 2003 as compared to fiscal 2002 on lower revenues. We had a use of cash of $1.0 million from current liabilities (which includes accounts payable and accrued liabilities) in fiscal 2002 compared to a use of cash of $4.8 million in fiscal 2003 resulting from a reduction of expenses and the payment of invoices over fiscal 2003. To date, we have met our operating expense requirements primarily from the proceeds of our equity offerings. Beginning in the second half of fiscal 2004, we plan to meet our operating expense requirements from cash flow from operating activities.

     Our investing activities used $1.4 million in fiscal 2003 and $7.9 million in fiscal 2001 and provided cash of $17.1 million in fiscal 2002. The source of cash in fiscal 2002 resulted from the sales of marketable securities offset by the acquisition of capital assets, including hardware for our web-site, computer and office equipment, and platform development costs, and purchases of marketable securities. The use of cash in fiscal 2003 of approximately $3.2 million resulted from the acquisition of capital assets, including leasehold improvements, hardware for our web-site, and computer and office related equipment, offset in part by maturity of marketable securities of $1.6 million. We plan to continue to invest in capital assets as our business grows.

     Our financing activities sourced cash of $3.8 million in fiscal 2003, $1.2 million in fiscal 2002 and $1.7 million in fiscal 2001. The source in fiscal 2001 were the proceeds received from issuance of common stock through the exercise of options and the employee stock purchase plan. The source in fiscal 2002 were the proceeds received from issuance of common stock through the exercise of options and the employee stock purchase plan of $2.6 million offset by $1.4 million of payments on notes payable. The sources in fiscal 2003 reflect the exercise of stock options and stock purchases in the employee stock purchase plan program of approximately $951,000 and net borrowings on the company's line of credit of approximately $2.9 million.

     We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through fiscal 2008 and thereafter. Future lease payments under the operating lease agreements are approximately as follows:


   Fiscal Year Ending March 31,                   (in thousands)
     2004.....................................        $4,870
     2005......................................        5,037
     2006......................................        5,492
     2007......................................        5,793
     2008......................................        6,448
     Thereafter...............................        31,220
                                                      ------
        Total.................................       $58,860
                                                     =======

     We believe that our principal sources of liquidity, which include cash and cash equivalents of $22.7 million at March 31, 2003 and funds expected from operations will satisfy our currently anticipated working capital and capital expenditure requirements for at least the next twelve months. Our future liquidity and capital requirements will depend on numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures, as well as the macroeconomic environment, will affect our capital requirements as will funding of net losses and possible negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products, and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Actual financial resources to support ongoing operations may differ materially from estimates. We may seek to sell additional equity or debt securities or secure a larger bank line of credit. The sale of additional equity or debt securities could result in additional dilution to our stockholders. Currently, we have no other immediately available sources of liquidity. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 in our quarter ended June 30, 2002. Such adoption has had no impact on the financial statements through March 31, 2003.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Sock-Based Compensation" to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. We adopted the disclosure provisions of SFAS No. 148 for our annual period ended March 31, 2003.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors.

Interest Rate Risk

     As of March 31, 2003, we had cash and cash equivalents of $22.7 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally the Company had no marketable securities, classified as available for sale, with maturities greater than three months. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase or decrease in market interest rates of 10% from the market rates in effect at March 31, 2003 would cause the fair value of these investments to change by an immaterial amount. Declines in interest rates over time would result in lower interest income.

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

Item 8. Consolidated Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                     ----------
Independent Auditors' Report.........................................    35
Consolidated Balance Sheets as of March 31, 2002 and 2003............    36
Consolidated Statements of Operations for the years ended
   March 31, 2001, 2002 and 2003.....................................    37
Consolidated Statement of Stockholders' Equity (Deficit)
   for the years ended March 31, 2001, 2002 and 2003.................    38
Consolidated Statements of Cash Flows for the years ended
    March 31, 2001, 2002 and 2003....................................    39
Notes to Consolidated Financial Statements...........................    40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
DigitalThink, Inc.

    We have audited the accompanying consolidated balance sheets of DigitalThink, Inc. and subsidiaries as of March 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DigitalThink, Inc. and subsidiaries at March 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 4 to the accompanying consolidated financial statements, effective April 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                        DELOITTE & TOUCHE LLP

San Francisco, California
April 18, 2003


                       DIGITALTHINK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                     ASSETS

                                                            As of March 31,
                                                       ------------------------
                                                          2002          2003
                                                       ------------  ----------
Current assets:
   Cash and cash equivalents......................     $  29,470    $   22,668
   Marketable securities..........................         1,640            --
   Accounts receivable, net of allowance for doubtful
      accounts of $484 and $296, respectively.....         5,779         6,344
   Prepaid expenses and other current assets......         1,675         2,302
                                                       ----------    ----------
       Total current assets.......................        38,564        31,314
   Restricted cash and deposits...................         4,083         4,041
   Property and equipment, net....................        18,325        14,510
   Goodwill and other intangible assets...........        75,300        23,747
                                                       ----------    ----------
       Total assets...............................     $ 136,272    $   73,612
                                                       ==========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................     $   3,569    $    2,213
   Accrued liabilities............................         7,938         5,316
   Borrowings under line of credit and notes payable       2,577         5,266
   Deferred revenues...............................        7,043         6,343
                                                      -----------   ------------
       Total current liabilities...................       21,127        19,138
   Long-term restructuring charge and capital lease
     obligations...................................        5,419         4,716
   Commitments and contingencies (Note 12)
Stockholders' equity:
   Common stock -- $0.001 per share value;
      250,000 shares authorized;
      issued and outstanding 40,452 in 2002
      and 41,619 in 2003...........................      267,814       268,718
   Deferred stock compensation.....................         (631)         (224)
   Accumulated other comprehensive loss............         (264)         (298)
   Accumulated deficit.............................     (157,193)     (218,438)
                                                       ----------     ---------
       Total stockholders' equity..................      109,726        49,758
                                                       ----------    ----------
       Total liabilities and stockholders' equity...   $ 136,272     $  73,612
                                                       ==========    ==========


See accompanying notes to consolidated financial statements.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                    Year Ended March 31,
                                           ------------------------------------
                                             2001          2002           2003
                                           ----------   -----------    --------
Revenues:
  Delivered Learning fees.............    $  17,978    $   20,401     $  22,518
  Learning Solution services..........       20,680        22,955        19,609
                                           ----------   -----------   ----------
    Total revenues....................       38,658        43,356        42,127
                                           ----------   -----------   ----------
Costs and expenses:
  Cost of Delivered Learning fees.....        5,509         6,619         4,834
  Cost of Learning Solution services..       11,211        11,934         6,911
  Content research and development....        6,092         7,094         5,747
  Technology research and development.       11,791        11,318         7,166
  Selling and marketing...............       23,105        21,208        13,418
  General and administrative..........        6,046         7,355         6,853
  Depreciation........................        3,190         5,274         6,870
  Amortization of warrants............       13,131        11,003             9
  Stock-based compensation*...........        5,432         1,888           349
  Amortization of goodwill and other
     intangibles......................        3,602         7,208         1,364
  Write-off of in-process research and
     development......................        7,118            --            --
  Impairment of goodwill..............           --        10,437            --
  Acquisition related charges.........           --         5,792            --
  Restructuring charge (recovery).....           --         9,778           (83)
                                           ----------   -----------   ----------
     Total costs and expenses.........       96,227       116,908        53,438
                                           ----------   -----------   ----------
     Loss from operations.............      (57,569)      (73,552)      (11,311)
     Penalty income recognized (Note 13)         --        10,000           --
     Interest and other income........        5,344         1,911           255
                                           ----------   -----------   ----------
     Net loss before cumulative effect of
        accounting principle..........      (52,225)      (61,641)      (11,056)
     Cumulative effect of accounting change      --            --       (50,189)
                                           ----------   -----------   ----------
     Net loss.........................    $ (52,225)  $   (61,641)    $ (61,245)
                                           ==========   ===========   ==========

    Net loss per share--basic and diluted:
    Before cumulative effect of accounting
       change.........................    $   (1.51)  $     (1.61)    $   (0.27)
    Cumulative effect of accounting change       --            --         (1.22)
                                           ----------   -----------   ----------
    Net loss per share--basic and diluted $   (1.51)  $     (1.61)    $   (1.49)
                                           ==========   ===========   ==========

    Shares used in computing basic and
      diluted  loss per share........        34,524        38,176        41,203
                                           ==========   ===========   ==========

(*) Stock-based compensation:
    Cost of Delivered Learning fees.....  $     121   $        28     $       3
    Cost of Learning Solution services..        500           165            35
    Content research and development....         76            34             3
    Technology research and development.      1,329           555            87
    Selling and marketing...............      1,391           451           111
    General and administrative..........      2,015           655           110
                                           ----------   -----------   ----------
    Total...............................  $   5,432    $    1,888     $     349
                                           ==========   ===========   ==========

See accompanying notes to consolidated financial statements.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    Years ended March 31, 2001, 2002 and 2003
                                 (in thousands)


                                  Common stock                     Stockholders'
                                ----------------    Deferred Stock     Notes
                                Shares    Amount     Compensation   Receivable
                               -------- ---------  --------------- -------------
Balances, March 31, 2000......  33,788  $ 149,160  $    (7,953)     $      --
Components of comprehensive
  income:
 Net loss.....................      --         --           --             --
 Change in unrealized gain on
   available-for-sale
   investments................      --         --           --             --
 Translation adjustment.......      --         --           --             --

    Total comprehensive income

 Exercise of stock options.....    525        480           --             --
 Employee stock purchase plan..    100      1,187           --             --
 Stockholders' notes receivable     --         --           --             (9)
 Forfeited and unvested options     --       (974)         974             --
 Amortization of deferred stock
   compensation................     --         --        5,432             --
 Amortization of warrants......     --     13,131           --             --
 Issuance of common stock and
   assumption of stock options
   in connection with
   acquisition.................    586     24,599       (1,552)            --
                               --------  --------     ---------      ---------
Balances, March 31, 2001....... 34,999    187,583       (3,099)            (9)
Components of comprehensive
   income:
  Net loss.....................     --         --           --             --
  Change in unrealized gain on
   available-for-sale
   investments.................     --         --           --             --
  Translation adjustment.......     --         --           --             --

     Total comprehensive income

  Exercise of stock options
    and warrants...............    516        993           --             --
  Employee stock purchase plan.    228      1,629           --             --
  Repayment of stockholders'
   notes receivable............    --         --           --              9
  Forfeited and unvested options    --       (580)         580             --
  Amortization of deferred  stock
   compensation................     --         --        1,888             --
  Amortization of warrants.....     --     11,003           --             --
  Issuance of common stock and
    assumption of warrants in
    connection with acquisition  4,709     67,186           --             --
                               --------  --------    ---------      ---------
Balances, March 31, 2002......  40,452    267,814         (631)            --
Components of comprehensive
    income:
   Net loss....................     --         --           --             --
   Change in unrealized gain on
    available-for-sale
    investments................     --         --           --             --
   Translation adjustment......     --         --           --             --

     Total comprehensive income

  Exercise of stock options and
    warrants...................    477        309           --             --
  Employee stock purchase plan.    582        505           --             --
  Forfeited and unvested options    --        (67)          67             --
  Amortization of deferred stock
   compensation................     --         --          349             --
  Amortization of warrants.....     --          9           (9)            --
  Issuance of common stock for
   services rendered...........      8          9           --             --
  Issuance of common stock.....    100        111           --             --
  Issuance of stock options for
   services....................     --          9           --             --
  Issuance of stock options for
    cash.......................     --         19           --             --
                                --------  --------  ----------      ---------
Balances, March 31, 2003........ 41,619  $268,718     $   (224)     $      --
                                ======== ========   ==========      =========


                                  Accumulated
                                     Other
                                 Comprehensive       Accumulated
                                     Loss              Deficit        Total
                               -----------------    -------------  ------------
Balances, March 31, 2000......    $    --            $ (43,327)    $  97,880
Components of comprehensive
  income:
 Net loss.....................         --              (52,225)      (52,225)
 Change in unrealized gain on
   available-for-sale
   investments................        177                   --           177
 Translation adjustment.......         27                   --            27
                                                                     --------
    Total comprehensive income                                       (52,021)
                                                                     --------
 Exercise of stock options.....        --                   --           480
 Employee stock purchase plan..        --                   --         1,187
 Stockholders' notes receivable        --                   --            (9)
 Forfeited and unvested options        --                   --            --
 Amortization of deferred stock
   compensation................        --                   --         5,432
 Amortization of warrants......        --                   --        13,131
 Issuance of common stock and
   assumption of stock options
   in connection with
   acquisition.................        --                   --        23,047
                                ----------            ---------    ---------
Balances, March 31, 2001.......       204              (95,552)       89,127
Components of comprehensive
   income:
  Net loss.....................        --              (61,641)      (61,641)
  Change in unrealized gain on
   available-for-sale
   investments.................     (165)                   --          (165)
  Translation adjustment.......     (303)                   --          (303)
                                                                     --------
     Total comprehensive income       --                    --       (62,109)
                                                                     --------
  Exercise of stock options
    and warrants...............       --                    --           993
  Employee stock purchase plan.       --                    --         1,629
  Repayment of stockholders'
   notes receivable............       --                    --             9
  Forfeited and unvested options      --                    --            --
  Amortization of deferred  stock
   compensation................       --                    --         1,888
  Amortization of warrants.....       --                    --        11,003
  Issuance of common stock and
    assumption of warrants in
    connection with acquisition       --                    --        67,186
                                 ----------            ---------    ---------
Balances, March 31, 2002......      (264)              (157,193)     109,726
Components of comprehensive
    income:
   Net loss....................       --                (61,245)     (61,245)
   Change in unrealized gain on
    available-for-sale
    investments................      (12)                    --          (12)
   Translation adjustment......      (22)                    --          (22)
                                                                    ---------
     Total comprehensive income                                      (61,279)
                                                                    ---------
  Exercise of stock options and
    warrants...................        --                    --          309
  Employee stock purchase plan.        --                    --          505
  Forfeited and unvested options       --                    --           --
  Amortization of deferred stock
   compensation................        --                    --          349
  Amortization of warrants.....        --                    --           --
  Issuance of common stock for
   services rendered...........        --                    --            9
  Issuance of common stock.....        --                    --          111
  Issuance of stock options for
   services....................        --                    --            9
  Issuance of stock options for
    cash.......................        --                    --           19
                                ----------            ---------    ---------
Balances, March 31, 2003........ $  (298)             $(218,438)    $ 49,758
                                ==========           ===========   =========

See accompanying notes to consolidated financial statements.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Year Ended March 31,
                                           -------------------------------------
                                              2001           2002          2003
                                           ----------    ------------  ---------
Cash flows from operating activities:
  Net loss...............................$  (52,225)   $   (61,641)  $  (61,245)
  Adjustments to reconcile net loss to
    net cash used in
    operating activities:
    Depreciation.........................     3,190          5,274        6,870
    Cumulative effect of accounting change       --            --        50,189
    Amortization of deferred stock
      compensation.......................     5,432          1,888          349
    Amortization of stock options issued
      for services.......................        --             --            9
    Amortization of warrants.............    13,131         11,003            9
    Amortization of goodwill and other
      intangibles........................     3,602          7,208        1,364
    Impairment of goodwill...............        --         10,437           --
    Restructuring charges (recovery).....        --          2,333          (83)
    Acquisition related charges..........        --          5,328           --
    Loss on disposal of property and equipment   --             --           69
    Write-off of in-process research and
      development........................     7,118             --           --
    Changes in assets and liabilities:
      Accounts receivable................    (3,705)         4,078         (565)
      Prepaid expenses and other current
        assets...........................    (1,705)         2,427         (627)
      Accounts payable...................     1,868         (2,433)      (1,356)
      Accrued liabilities................       652          1,397       (3,419)
      Deferred revenues..................     4,456         (6,294)        (700)
                                            --------     ----------  -----------
      Net cash used in operating activities (18,186)       (18,995)      (9,136)
                                            --------     ----------  -----------
Cash flows from investing activities:
     Restricted cash (increase)/decrease..   (2,033)          (250)          42
     Purchases of property and equipment..  (12,404)       (14,402)      (3,246)
     Sales of property and equipment             --             --          123
     Net cash paid in acquisition.........   (1,732)          (169)          --
     Purchases of marketable securities...  (52,799)       (17,300)          --
     Proceeds from maturities of marketable
       securities.........................   61,117         49,186        1,640
     Other assets.........................       --              9           --
                                           --------      ----------   ----------
      Net cash (used in) provided by
       investing activities...............   (7,851)        17,074       (1,441)
                                           --------      ----------   ----------
Cash flows from financing activities:
     Payments and proceeds from notes
        payable..........................        --         (1,440)       2,855
     Proceeds from sale of common stock..     1,668          2,622          942
                                           --------      ----------   ----------
      Net cash provided by financing
         activities......................     1,668          1,182        3,797
                                           --------      ----------   ----------
Effect of exchange rate changes on cash
  and cash equivalents..................         27           (303)         (22)
Net decrease in cash and cash equivalents   (24,342)        (1,042)      (6,802)
Cash and cash equivalents, beginning
   of year..............................     54,854         30,512       29,470
                                           --------      ----------   ----------
Cash and cash equivalents, end of year.. $   30,512    $    29,470   $   22,668
                                          ==========    ===========   ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest............... $       --    $        41   $       63
Supplemental disclosure of noncash
   investing and financing activities:
   Unrealized gain/(loss) on marketable
     securities......................... $      177    $      (165)  $       --
   Issuance of common stock for
     acquisitions....................... $   24,599    $    67,186   $       --


See accompanying notes to consolidated financial statements.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Organization

     DigitalThink, Inc. (the "Company") provides custom e-learning solutions designed to address the strategic business objectives of our customers through training courseware and the delivery of that courseware on a robust technology platform. The Company completed the initial development of its delivery technology and initial content, and began significant sales and marketing efforts in fiscal year 1998. In November 1999, the Company reincorporated in Delaware from California.

   Principles of Consolidation

     The consolidated financial statements include the accounts of DigitalThink Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Actual results could differ from those estimates.

     Significant estimates used in the preparation of consolidated financial statements include:

     Accruals associated with restructuring. In March 2002 we initiated a strategic initiative, under which we restructured our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations. This resulted in the Company recording total restructuring charges of $9.8 million as part of our strategic initiative. All of these actions required estimates, which are periodically reviewed and adjusted, if appropriate, based on current circumstances.

     Revenue Recognition and Percentage of Completion. Revenues for Learning Solution services, including custom course development or consulting services, are recognized as earned in accordance with SOP 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. The percentage of completion is based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract-by-contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no material losses.

   Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

   Marketable Securities

     At March 31, 2003, the Company did not have any short-term marketable securities.

     At March 31, 2002 all short-term marketable securities were due in one year or less and consisted of the following (in thousands):

                                      Gross              Gross        Estimated
                           Cost    Unrealized Gains Unrealized Losses Fair Value
                         --------- ---------------- ----------------- ----------
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

                       DIGITALTHINK, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies - (Continued)

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

     Accounts receivable are unsecured, and the Company is at risk to the extent that such amounts become uncollectible. The Company closely monitors its outstanding receivable balances on an on-going basis. At March 31, 2002, one account represented 23% of gross accounts receivable, although less than 30 days outstanding. At March 31, 2003, one account represented 15% of gross accounts receivable, although less than 30 days outstanding.

     In fiscal 2001, one customer accounted for 10% of total revenues. In fiscal 2002, our largest customer, EDS, accounted for 8.8% and another customer accounted for 15.5% of our total revenues of $43.4 million, or 25.9% and 12.6%, respectively, when excluding the forgiveness of a $10.0 million penalty associated with the restructuring of an agreement with EDS. In fiscal 2003, our largest customer, EDS, accounted for 37.1% of total revenues and two other customers accounted for 14.4% and 10.8% of total revenues, respectively.

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

     See Note 4 to the Consolidated Financial Statements.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies - (Continued)

   Revenue Recognition

     Delivered Learning fees allow access to training systems, courses hosted by the Company, tutor support, and other learning materials for a fixed period, typically six to twelve months. Delivered Learning fees are recognized ratably over this access period. Revenues for Learning Solution services, including custom course development or consulting services, are recognized as earned in accordance with SOP 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. The percentage of completion is based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract-by-contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no material losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in production of the courses or in consulting services. Deferred revenues represent customer prepayments for both Delivered Learning fees and Learning Solution services.

   Content research and development

     Expenses charged to operations as incurred include course development personnel related costs. Course development expenses and subject matter expert payments to course authors are expensed as incurred, in accordance with SFAS No. 86, as the recoverability of such costs against future revenues is uncertain.

   Technology research and development

     Expenses are charged to operations as incurred. Such expenses include web-site development costs. Web-site development costs which meet the capitalization criteria of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use are capitalized and amortized over the useful economic life.

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

   Loss per Common Share

     Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be anti-dilutive.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies - (Continued)

   Recently Issued Accounting Standards

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in its quarter ended June 30, 2002 and there was no impact to the financial statements upon adoption.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Sock-Based Compensation" to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. We adopted the disclosure provisions of SFAS No. 148 for our annual period ended March 31, 2003.

   Stock-Based Compensation

     At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for stock based awards to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Approximately $349,000 of stock-based compensation was reflected in the net loss for fiscal 2003 as options granted prior to the Company's initial public offering had an exercise price below the fair market value of the underlying common stock on the date of grant. These options have been accounted for as deferred stock compensation and the related expense has been recognized in fiscal 2000 to fiscal 2003. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. Refer to Note 8 for the assumptions used in calculating the estimated fair value of the stock options.

                                                  Years Ended March 31,
                                        ----------------------------------------
                                           2001           2002            2003
                                        ----------    -----------     ----------
Net loss (in thousands):
  As reported.......................   $ (52,225)    $   (61,641)    $  (61,245)
  Add:  Stock-based  employee
    compensation  included  in
    reported net loss...............       5,432           1,888            349
  Deduct:  Total-stock based employee
    compensation expense determined
    under fair value based method for
    all awards                           (21,348)        (17,182)        (5,403)
                                         --------   -------------     ----------
  Pro forma.........................   $ (68,141)    $   (76,935)    $  (66,299)
                                       ==========    ===========     ===========
  Basic and diluted net loss per share:
    As reported.....................   $   (1.51)    $     (1.61)    $    (1.49)
    Pro forma.......................   $   (1.97)    $     (2.02)    $    (1.61)

                       DIGITALTHINK, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies - (Continued)

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

    In-process research and development                          $  7,118
    Acquired technology, workforce intangible and goodwill         19,212
    Intrinsic value of unvested Arista options assumed              1,552
    Tangible assets acquired                                        1,718
    Liabilities assumed                                            (3,269)
                                                                 ---------
      Net assets acquired                                        $ 26,331
                                                                 =========

     The consideration given in the acquisition of Arista was as follows:

    DigitalThink common stock                                    $ 20,523
    Stock options assumed                                           3,976
    Net cash paid                                                   1,732
    Transaction costs                                                 100
                                                                  -------
      Total purchase price                                       $ 26,331
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

     The following unaudited pro forma results of operations for the year ended March 31, 2001 give effect to the acquisition as if it had occurred at the beginning of fiscal 2001. The pro forma results of operations exclude the $7.1 million of nonrecurring charges that were recorded in conjunction with the acquisition (in thousands, except per share amounts):


                                                   Year Ended March 31, 2001
                                                   -------------------------
   Net revenues                                            $ 38,658
   Loss from operations                                    $ 62,061
   Net loss                                                $(58,353)
   Basic and diluted loss per share attributable
     to common shareholders                                $  (1.69)

                       DIGITALTHINK, INC. AND SUBSIDIARIES

2. Business Combinations - (Continued)

     Effective August 28, 2001, the Company acquired LearningByte International, Inc. ("LBI"), a provider of custom e-learning courseware, in exchange for approximately 4.7 million shares of DigitalThink common stock and assume approximately 500,000 warrants outstanding, for a total purchase price of approximately $68.0 million, including transaction costs, as follow (in thousands):

   DigitalThink common stock                          $  63,656
   Warrants assumed at fair value                         3,530
   Transaction costs                                        800
                                                      ---------
    Total purchase price                              $  67,986
                                                      =========

     The acquisition of LBI was accounted for by the purchase method. LBI's results of operations have been included in the Company's results of operations since the effective date of the acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management. The Company obtained an independent appraisal of the fair value of the acquired tangible and identified intangible assets, and their remaining useful lives. Intangible assets acquired will be amortized on a straight-line basis over a weighted average period of 4.6 years. Goodwill will not be amortized in accordance with SFAS 141. A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

   Acquired technology and customer list               $  6,800
   Goodwill                                              70,040
   Net fair value of tangible assets
      acquired and liabilities assumed                   (8,854)
                                                       --------
                  Net assets acquired                  $ 67,986
                                                       =========

     The following table reflects the results of operations on a pro forma basis as if the acquisition had been completed on April 1, 2000 and 2001, and does not consider the effects of synergies and cost reduction initiatives directly related to all acquisitions. Therefore, the pro forma financial information is as follows (in thousands, except per share amounts):

                                                  Years Ended March 31,
                                          ------------------------------------
                                              2001                     2002
                                          ------------             -----------
  Net revenues                            $    32,216             $    46,387
  Loss from operations                    $   (58,781)            $   (70,513)
  Net loss                                $   (54,476)            $   (70,162)
  Basic and diluted loss per share        $     (1.39)            $     (1.75)

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

                       DIGITALTHINK, INC. AND SUBSIDIARIES

3. Restructuring Charge


                 Remaining               Amounts
                 Liability               Recorded            Remaining Liability
                Balances as of   Cash    in Other     Net      Balances as of
                March 31, 2002 Payments  Accounts Adjustments   March 31, 2003
                -------------- --------  -------- ----------- -----------------
(in thousands)
Severance         $    210     $  (210)    $   --   $   --        $      --
Facilities and
 equipment              32         (32)        --       --               --
Lease commitments    7,627      (1,867)       (67)     (83)           5,610
                  ---------    --------   --------  -------       ----------
   Total           $ 7,869     $(2,109)     $ (67)   $ (83)       $   5,610
                  =========    ========   ========  =======       ==========


     In March 2002 we initiated a strategic initiative, under which we restructured our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations. We recorded total restructuring charges of $9.8 million as part of our strategic initiative, which included the following:

o Reducing our workforce by approximately 80 employees, mainly within the learning services organization, resulting in a severance charge of approximately $650 thousand severance charge. Approximately $440 thousand was paid in March 2002, and approximately $210 thousand was paid in the first and second quarters of fiscal 2003.
o Consolidating our sales, administrative and content and technology development facilities through building and site closures, from a total of approximately 244,000 square feet into approximately 100,000 square feet. During the fiscal year ended March 31, 2002, four sites have been vacated: Chisholm, Minnesota; Minneapolis, Minnesota; Troy, Michigan; and our office in the United Kingdom. Property and equipment that was disposed or removed from operations resulted in a charge of $2.3 million and consisted primarily of leasehold improvements, computer equipment and furniture and fixtures. In addition, we incurred a charge of $6.8 million associated with leases related to excess or closed facilities, which represents the excess of the remaining lease obligations over estimated market value, net of anticipated sublease income. Amounts accrued (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2016.

     The Company has been recording deferred rent for those leased facilities that met the criteria in accordance with SFAS No. 13, Accounting for Leases. Nine leased facilities were included in the restructuring costs and for two of those facilities; the Company had recorded deferred rent of approximately $864,000. This amount of deferred rent was a liability as of March 2002 and noted as part of the restructuring liability.

     At March 31, 2003, restructuring charge obligations were recorded as $1.0 million in accrued liabilities and $4.6 million in long-term liabilities. The "Amounts Recorded in Other Accounts" are balances that have been reclassified to accounts payable from accrued liabilities as the amounts have been invoiced and become due.

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

                       DIGITALTHINK, INC. AND SUBSIDIARIES

4.  Change in Accounting for Goodwill and Certain Intangibles

     Effective April 1, 2002, the Company adopted SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on the results of operations, financial position or liquidity of the Company.

     Effective April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit (the Company in this case) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ending September 30, 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We incurred a reduction in goodwill of $50.2 million upon the completion of our analysis, which resulted in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the year ended March 31, 2003. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The Company performed its annual goodwill impairment analysis on October 31, 2002, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance.

     The following sets forth a summary of net loss and net loss per share information for the years ended December 31, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142 (in thousands, except per share amounts):

                                                   Years Ended March 31,
                                            -----------------------------------
                                              2001         2002           2003
                                            --------    ----------   -----------
Reported net loss before cumulative effect
  of accounting change                      $(52,225)   $(61,641)     $ (11,056)

Reported net loss                           $(52,225)   $(61,641)     $ (61,245)

Goodwill amortization                       $   3,602   $  5,674      $      --

Adjusted net loss before cumulative
  effect of accounting change               $(48,623)   $(55,967)     $ (11,056)

Adjusted net loss                           $(48,623)   $(55,967)     $ (61,245)

Weighted average common shares outstanding
  used in computing basic and diluted loss
  per share                                   34,524      38,176         41,203
Basic and diluted net loss per share:
Reported net loss per share before
  cumulative effect of accounting change    $  (1.51)   $  (1.61)     $   (0.27)

Reported net loss per share                 $  (1.51)   $  (1.61)     $   (1.49)

Goodwill amortization                       $   0.10    $   0.15      $      --

Adjusted net loss per share--basic and
  diluted before cumulative effect of
  accounting change                         $  (1.41)   $  (1.46)     $   (0.27)

Adjusted net loss per share--basic and
   diluted                                  $  (1.41)   $  (1.46)     $   (1.49)

                       DIGITALTHINK, INC. AND SUBSIDIARIES

4.  Change in Accounting for Goodwill and Certain Intangibles - (Continued)

    Changes in the carrying amount of goodwill for the fiscal year ended March 31, 2003 were as follows (in thousands):

    Balance at March 31, 2002                            $         69,818
    Cumulative effect of change in accounting principle           (50,189)
                                                         -----------------
    Balance at March 31, 2003                            $         19,629
                                                         =================

     The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of March 31, 2003 and March 31, 2002 were as follows (in thousands):

                               March 31, 2002             March 31, 2003
                        --------------------------    --------------------------
                          Gross                Net    Gross                Net
                        Carrying Accumulated  Book   Carrying Accumulated  Book
                         Amount  Amortization Value   Amount  Amortization Value
                        -------- ------------ ------ -------- ------------ -----
Amortized Intangible Assets:
LearningByte acquired
   technology            $6,100  $   (762)   $5,338   $6,100  $ (1,982)  $4,118
TCT acquired
   technology               215       (71)      144      215      (215)      --
                         ------  ---------   ------   ------  ---------  -------
Total                    $6,315  $   (833)   $5,482   $6,315  $ (2,197)  $4,118
                         ======  =========   ======   ======  =========  =======

     Amortization expense recorded on the intangible assets for the fiscal years ended March 31, 2002 and 2003 was $1.5 million and $1.4 million, respectively. The estimated future amortization expense by fiscal year is as follows: 2004 is $1.2 million; 2005 is $1.2 million; 2006 is $1.2 million and 2007 is approximately $500,000.

5. Property and Equipment

    Property and equipment consist of the following (in thousands):

                                                           March 31,
                                                  ------------------------
                                                      2002          2003
                                                  ----------     ---------
Furniture and fixtures..........................   $   737       $    942
Computer hardware and software..................    18,812         20,259
Leasehold improvements..........................     8,337          9,117
Accumulated depreciation........................    (9,561)       (15,808)
                                                  ---------      ---------
    Property and equipment, net.................   $18,325       $ 14,510
                                                  =========      ========

6. Accrued Liabilities (in thousands):

                                                           March 31,
                                                    ----------------------
                                                      2002          2003
                                                    --------      --------
Payroll and related expenses........................$ 1,464       $ 1,396
Deferred rent.......................................    103         1,176
Restructuring charge................................  2,569         1,038
Other...............................................  3,802         1,706
                                                     -------      --------
     Total accrued liabilities..................... $ 7,938       $ 5,316
                                                    =======       ========

                       DIGITALTHINK, INC. AND SUBSIDIARIES

7. Income Taxes:

     No income taxes were provided for any of the periods presented due to the Company's net losses. Deferred tax assets are comprised of the following (in thousands):

                                                                March 31,
                                                         ----------------------
                                                           2002         2003
                                                         --------    ----------
Deferred tax assets:
  Accruals and reserves................................. $   539     $    892
  Net operating losses and tax credits carried forward..  31,755       49,838
  Basis difference in fixed assets......................     392        1,428
                                                         -------     --------
      Total gross deferred tax asset before valuation
         allowance......................................  32,686       52,128
  Valuation allowance................................... (32,686)     (52,158)
                                                         --------    --------
  Net deferred tax asset................................ $    --     $     --
                                                         ========    ========

     At March 31, 2003, the Company had available federal and California state net operating loss carryforwards of approximately $126 million and $86 million, respectively, to offset future taxable income. These net operating loss carryforwards begin to expire in 2008 and 2005 for federal and state purposes, respectively. The Company has federal and California state research and development credit carryforwards of $878,000 and $441,000 respectively. The Company also has California state enterprise zone credit carryforwards of $613,000. At March 31, 2003, the Company's wholly owned foreign subsidiaries in the United Kingdom and India had foreign net operation loss carryforwards of approximately $3 million to offset future foreign taxable income. At March 31, 2002 and 2003, the net deferred tax assets have been fully reserved due to the uncertainty surrounding the realization of such benefits. The difference between book accumulated deficit and cumulative tax net operating losses at March 31, 2003 is due primarily to permanent goodwill related to DigitalThink stock acquisitions and warrant expense that are not deductible for tax purposes.

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

                       DIGITALTHINK, INC. AND SUBSIDIARIES

8. Stockholders' Equity (Deficit)

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

     The Company had 1,941,409 shares available for future grant at March 31, 2003.

     A summary of the activity under the Company's stock option plans is as follows:

                                                                       Weighted
                                                                        Average
                                                          Number       Exercise
                                                        of Shares        Price
                                                       -----------    ----------
Balances,  March 31, 2000 (487,576  exercisable
  at a weighted  average exercise price of
  $4.18 per share)....................................   4,879,264     $  3.13
Granted (weighted average fair value of
  $14.47)............................................    4,627,554       17.12
Options assumed in acquisition........................     159,704       17.44
Canceled..............................................  (1,012,929)      15.77
Exercised.............................................    (524,698)       0.90
                                                       ------------    -------
Balances,  March 31, 2001 (1,407,436  exercisable
  at a weighted average exercise price of
  $3.14 per share) ...................................   8,128,895        9.89
Granted (weighted average fair value of $7.99)........   1,629,519        9.63
Canceled..............................................  (2,277,736)      14.44
Exercised.............................................    (505,066)       1.96
                                                       ------------    -------
Balances,  March 31, 2002 (2,849,597  exercisable
   at a weighted average exercise price of
   $7.53 per share)...................................   6,975,612        8.89
Granted (weighted average fair value of $0.79)........   5,747,351        1.19
Canceled..............................................  (3,215,774)       8.21
Exercised.............................................    (476,870)       0.65
                                                      -------------    --------
Balances, March 31, 2003.............................    9,030,319    $   4.19
                                                      =============    ========

     The following table summarizes information as of March 31, 2003 concerning options outstanding:


                            Options Outstanding                 Vested Options
                 ----------------------------------------    ------------------
                             Weighted Average    Weighted              Weighted
 Range of                        Remaining        Average               Average
 Exercise          Number     Contractual Life   Exercise     Number   Exercise
 Prices         Outstanding       (Years)          Price      Vested     Price
 ---------      ------------  ----------------  ----------   --------  ---------

 $0.05 - $1.00     587,045          5.17         $ 0.23       535,247   $ 0.16
  1.02 -  1.14   4,105,142          8.84           1.14     1,872,917     1.13
  1.17 -  1.83   1,479,690          7.89           1.51       816,517     1.50
  2.04 -  8.00   1,121,992          8.17           7.36       514,226     7.76
  8.06 - 11.00   1,119,041          7.65           9.36       665,870     9.37
 11.19 - 34.25     401,050          7.73          17.83       228,814    18.76
 34.63 - 56.00     216,359          3.98          22.52       141,385    41.78
                ----------          ----         -------    ---------   --------
      Total      9,030,319          8.05         $ 4.19     4,774,976   $ 5.00
                ==========          ====         =======    =========   ========

   Additional Stock Plan Information

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

8. Stockholders' Equity (Deficit) - (Continued)

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method (see Note 1). Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used: expected life after vesting,
0.5 years in fiscal 2000, 3 years in fiscal 2001, 2.5 years in fiscal 2002 and
1.5 years in fiscal 2003; average risk-free interest rate, 6.0% in fiscal 2000, 5.3% in fiscal 2001, 4.5% in fiscal 2002 and 2.15% in fiscal 2003. The Company's calculations include volatility of 100% in the period following the public offering through March 31, 2000, 115% in fiscal 2001, 120% in fiscal 2002 and 110% in fiscal 2003 and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

   Stock-Based Compensation

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

     At March 31, 2003, the Company had $224,000 in deferred stock compensation related to options, which will be amortized to expense through fiscal 2004.

9. Net Loss Per Share

     For fiscal 2001, 2002 and 2003, the Company had stock options outstanding of 8,128,895, 6,975,612, and 9,030,319 respectively, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive.

10. Related Party Transactions

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

     During fiscal 2003, the Company generated revenues of approximately $40,000 and $33,000 from two customers who are investors in the Company. Additionally, the Company generated revenues of $4.5 million from one customer of which one of the Company's directors serves as a board member. Receivables at fiscal year-end relating to these three customers totaled approximately $922,000.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

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

     Under this plan, eligible employees may purchase shares of the Company's common stock at 85% of fair market value at specific, predetermined dates. In fiscal 2001, approximately 100,000 shares were purchased at an average price of $11.87. In fiscal 2002, approximately 228,000 shares were purchased at an average price of $7.18. In fiscal 2003, approximately 582,000 shares were purchased at an average price of $0.87. At March 31, 2003, approximately 42,000 shares were available for purchase under the ESPP.

12. Lease Commitments

     The Company leases its principal office facilities under operating leases. As of March 31, 2003, future minimum payments under facilities operating leases are as follows (in thousands):


     Fiscal Year Ending
          March 31,
     -------------------
            2004.............................    $   4,870
            2005.............................        5,037
            2006.............................        5,492
            2007.............................        5,793
            2008.............................        6,448
            Thereafter.......................       31,220
                                                 ---------
              Total...........................    $ 58,860
                                                 =========

     Rent expense under operating leases was $2.7 million, $4.4 million, and $3.8 million for the years ended March 31, 2001, 2002 and 2003, respectively.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

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

     On March 27, 2002, DigitalThink restructured the agreement entered into with EDS, whereby EDS has surrendered its vested and unvested warrants to purchase shares of DigitalThink common stock and DigitalThink has forgiven the $10.0 million total non-performance penalty associated with these warrants. Therefore, during the fiscal year ended 2002 a charge of approximately $10.0 million was recorded as a reduction of revenue and a credit of approximately $10.0 million was recorded as other income.

14. Subsequent Event

     On April 16, 2003, the Company acquired privately held Horn Interactive, Inc., ("Horn") a provider of simulation-based custom e-learning. The Company issued approximately 2 million shares of DigitalThink common stock in exchange for all the outstanding shares of Horn and Horn has become a wholly-owned subsidiary of the Company. The total cost of the acquisition, including transaction costs, was approximately $5.0 million. The acquisition was accounted for as a purchase business combination; accordingly the results of operations of Horn will be included in the Company's results of operations from April 17, 2003 forward.


                                    * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to executive officers is contained in Part I of this report. The information required by this item with respect to directors is hereby incorporated by reference from the information under the caption "Election of Directors" to be contained in DigitalThink's proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of our last fiscal year in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by this item with respect to compliance within Section 16(a) of the Securities Exchange Act is incorporated by reference to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the information under the caption "Executive Officer Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.


Item 14:  Controls and Procedures

Evaluation of disclosure controls and procedures

     DigitalThink's management, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), performed an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report on Form 10-K. Based on that evaluation, the CEO and CFO, concluded that, as of the Evaluation Date, DigitalThink's disclosure controls and procedures were effective to ensure that information DigitalThink is required to disclose in filings or submissions under the Exchange Act is recorded, processed, summarized and reported accurately and timely within the time periods specified by the Securities and Exchange Commission.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)1. Consolidated Financial Statements

     The following Consolidated Financial Statements of DigitalThink, Inc. and Report of Deloitte & Touche LLP have been filed under Item 8 of this Form 10-K.

                   Index to Consolidated Financial Statements

     Independent Auditors' Report
     Consolidated Balance Sheets as of March 31, 2002 and 2003
     Consolidated Statements of Operations for the years ended March 31, 2001,
       2002 and 2003
     Consolidated Statement of Stockholders' Equity (Deficit) for the years ended March 31, 2001, 2002 and 2003
     Consolidated Statements of Cash Flows for the years ended March 31, 2001,
       2002 and 2003
     Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule

     The following financial statement schedule of DigitalThink, Inc. for the fiscal years ended March 31, 2001, 2002, and 2003 is filed with this Report and should be read in conjunction with the Consolidated Financial Statements of DigitalThink included under Item 8.

     Schedule II - Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Note thereto.

(a)3. Exhibits

     Refer to (C) below.

(b) Reports on Form 8-K

     On January 28, 2003, we filed a current report on Form 8-K announcing the addition of J. Jay Tyler as our Executive Vice President of Sales and Marketing.

(c) Exhibits


 Exhibit
 Number     Description of Document
--------    -------------------------------------
  2.1       Agreement and Plan of Reorganization among and between DigitalThink,
            LearningByte International and Merger Sub, dated August 14, 2001 (1)
  2.2       Agreement and Plan of Merger and Reorganization dated April 16,
            2003, by and among DigitalThink, Inc., Buffalo Bill Acquisition
            Corp., Horn Interactive, Inc. and the shareholders of Horn
            Interactive, Inc. (2)
  3.1       Bylaws of DigitalThink, Inc. (3)
  3.2       Bylaws of DigitalThink, Inc. (4)
  3.3       Bylaws of DigitalThink, Inc.
  4.2       Preferred Stock Rights Agreement, dated as of March 31, 2003 between
            DigitalThink, Inc. and Mellon Investor Services, LLC,  including the
            Certificate of Designation,  the form of Rights  Certificate and the
            Summary of Rights attached thereto as Exhibits A, B and C, respectively. (9)
 10.1       Restated Investors Rights Agreement dated November 10, 1999 (5)
 10.2       1996 Stock Plan and forms of agreements thereunder (5)
 10.3       1999 Employee Stock Purchase Plan (5)
 10.4       Form of Director and Executive Officer Indemnification Agreement (5)
 10.16      Change of Control Severance Agreement between DigitalThink and Jon
            C. Madonna dated September 14, 2001 (3)
 10.17      Change of Control Severance Agreement between DigitalThink and
            Michael W. Pope dated September 14, 2001 (3)
 10.19      Restated 1996 ISO Stock Plan (6)
 10.20      Standard  Industrial/Commercial  Single Tenant Lease  Amendment
            dated September 4, 2002 between Thomas A. Price and Gwendolyn L.
            Price,  as trustees of the Price Trust UTD October 5, 1984 and
            DigitalThink, for office space located at 601 Brannan Street, San
            Francisco, California (6)
 10.21      Warrant Agreement dated August 21, 2002 between Thomas A. Price and
            Gwendolyn L. Price, as trustees of the Price Trust UTD October 5,
            1984 and DigitalThink (6)
 10.22      Agreement of Sublease dated November 5, 2002 between San Francisco
            Unified School District and DigitalThink, for office space located at 1064 and 1098 Harrison Street, San Francisco, California (7)
 10.23      Stock and Option Purchase Agreement between DigitalThink and Roger
            Goddu, dated September 20, 2002. (8)
 10.24      Employment Agreement between DigitalThink and J. Jay Tyler dated
            January 27, 2003
 21.1       DigitalThink subsidiaries
 23.1       Independent Auditors' Consent
 24.1       Power of Attorney (see signature page)
 99.1       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.2       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------

(1) Incorporated by reference to exhibit 99.1 filed with our Current Report on Form 8-K dated August 22, 2001.
(2) Incorporated by reference to our Current
Report on Form 8-K dated April 16, 2003.
(3) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
(4) Incorporated by reference to exhibit 4.2(b) filed with our Registration Statement on From S-1 (File No. 333-92429), as amended.
(5) Incorporated by reference to our Registration Statement on From S-1 (File No. 333-92429), as amended.
(6) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(7) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.
(8) Incorporated by reference to exhibit 99.1 filed with our Current Report on Form 8-K dated October 7, 2002.
(9) Incorporated by reference to our Form 8-A/A dated March 31, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DIGITALTHINK, INC.
                           (Registrant)
June 10, 2003
                           By:   /s/ MICHAEL W. POPE
                                 -------------------------------------
                                 Michael W. Pope
                                 President and Chief Executive Officer

June 10, 2003
                           By:   /s/ ROBERT J. KROLIK
                                --------------------------------------
                                 Robert J. Krolik
                                 Chief Financial Officer

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael W. Pope and Robert J. Krolik, and each of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                  Title                                 Date

BY:  /s/ JON C. MADONNA         Chairman of the Board             June 10, 2003
   --------------------------
     Jon C. Madonna

By:  /s/ MICHAEL W. POPE        Chief Executive Officer,
   --------------------------   President and Director            June 10, 2003
       Michael W. Pope         (Principal Executive Officer)

By:  /s/ ROBERT J. KROLIK       Chief Financial Officer           June 10, 2003
   --------------------------
     Robert J. Krolik          (Principal Financial and Accounting Officer)

By:  /s/ STEVE L. ESKENAZI      Director                          June 10, 2003
   --------------------------
     Steve L. Eskenazi

By:  /s/ PETER J. GOETTNER      Director                          June 10, 2003
   --------------------------
     Peter J. Goettner

By:  /s/ SAMUEL D. KINGSLAND    Director                          June 10, 2003
   --------------------------
     Samuel D. Kingsland

By:  /s/ WILLIAM H. LANE, III   Director                          June 10, 2003
   --------------------------
     William H. Lane, III

By:  /s/ ROGER V. GODDU         Director                          June 10, 2003
   --------------------------
     Roger V. Goddu

By:  /s/ RODERICK C. MCGEARY    Director                          June 10, 2003
   --------------------------
     Roderick C. McGeary

CERTIFICATIONS


I, Michael W. Pope, certify that:


1. I have reviewed this annual report on Form 10-K of DigitalThink, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 10, 2003

/s/ MICHAEL W. POPE
----------------------------------------------------------
Michael W. Pope
Chief Executive Officer, President and Director

I, Robert J. Krolik, certify that:


1. I have reviewed this annual report on Form 10-K of DigitalThink, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 10, 2003

/s/ ROBERT J. KROLIK
----------------------------------------------------------
Robert J. Krolik
Chief Financial Officer

                                                                    Schedule II


                       DigitalThink, Inc. and Subsidiaries
                        Valuation and Qualifying Accounts
                 For the Years Ended March 31, 2001, 2002, 2003


                           Balance at Charges to           Charged    Balance at
                           Beginning  Costs and            To Other     End of
                           of Period   Expenses Deductions Accounts(1)  Period
                          ---------- ---------- ---------- ---------- ---------
Year ended March 31, 2001:
Allowance for doubtful
   accounts............... $205,000    $170,000  $(128,000) $   -      $247,000
Year ended March 31, 2002:
Allowance for doubtful
   accounts............... $247,000    $ 96,000  $(342,000) $483,000   $484,000
Year ended March 31, 2003:
Allowance for doubtful
   accounts............... $484,000    $150,000  $(338,000) $   -      $296,000


---------------------------------------------------------
(1) Recorded on the books of acquired company

                                  EXHIBIT LIST



 Exhibit
 Number       Description of Document
---------     --------------------------------------------------------------
  2.1         Agreement and Plan of Reorganization among and between
              DigitalThink, LearningByte International and Merger Sub, dated
              August 14, 2001 (1)
  2.2         Agreement and Plan of Merger and Reorganization dated April 16,
              2003, by and among DigitalThink, Inc., Buffalo Bill Acquisition
              Corp., Horn Interactive, Inc. and the shareholders of Horn
              Interactive, Inc. (2)
  3.1         Bylaws of DigitalThink, Inc. (3)
  3.2         Bylaws of DigitalThink, Inc. (4)
  3.3         Bylaws of DigitalThink, Inc.
  4.2         Preferred  Stock Rights  Agreement,  dated as of March 31, 2003 between  DigitalThink, Inc. and Mellon Investor Services, LLC,
              including the  Certificate of  Designation,  the form of Rights
              Certificate and the Summary of Rights attached thereto as Exhibits
              A, B and C, respectively. (9)
 10.1         Restated Investors Rights Agreement dated November 10, 1999 (5)
 10.2         1996 Stock Plan and forms of agreements thereunder (5)
 10.3         1999 Employee Stock Purchase Plan (5)
 10.4         Form of Director and Executive Officer Indemnification Agreement
              (5)
 10.16        Change of Control Severance Agreement between DigitalThink and
              Jon C. Madonna dated September 14, 2001 (3)
 10.17        Change of Control Severance Agreement between DigitalThink and
              Michael W. Pope dated September 14, 2001 (3)
 10.19        Restated 1996 ISO Stock Plan (6)
 10.20        Standard  Industrial/Commercial  Single Tenant Lease  Amendment
              dated September 4, 2002 between Thomas A. Price and Gwendolyn L.
              Price, as trustees of the Price Trust UTD October 5, 1984 and
              DigitalThink,  for office space located at 601 Brannan Street, San
              Francisco, California (6)
 10.21        Warrant  Agreement  dated  August 21,  2002  between  Thomas A.
              Price and  Gwendolyn  L.  Price,  as trustees of the Price Trust
              UTD October 5, 1984 and DigitalThink (6)
 10.22        Agreement   of   Sublease   dated   November  5,  2002   between
              San   Francisco   Unified   School   District and DigitalThink,
              for  office   space   located  at  1064  and  1098   Harrison
              Street,   San   Francisco, California (7)
 10.23        Stock and Option Purchase Agreement between DigitalThink and Roger
              Goddu, dated September 20, 2002. (8)
 10.24        Employment Agreement between DigitalThink and J. Jay Tyler dated
              January 27, 2003
 21.1         DigitalThink subsidiaries
 23.1         Independent Auditors' Consent
 24.1         Power of Attorney (see signature page)
 99.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------

(1) Incorporated by reference to exhibit 99.1 filed with our Current Report on Form 8-K dated August 22, 2001.
(2) Incorporated by reference to our Current Report on Form 8-K dated April 16, 2003.
(3) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
(4) Incorporated by reference to exhibit 4.2(b) filed with our Registration Statement on From S-1 (File No. 333-92429), as amended.
(5) Incorporated by reference to our Registration Statement on From S-1 (File No. 333-92429), as amended.
(6) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(7) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.
(8) Incorporated by reference to exhibit 99.1 filed with our Current Report on Form 8-K dated October 7, 2002.
(9) Incorporated by reference to our Form 8-A/A dated March 31, 2003.