Form 10-Q
period 2003-06-30
DIGITALTHINK INC
filed 2003-08-12
CIK 1100514

===============================================================================


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

                                 June 30, 2003

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 7, 2003, Registrant had outstanding 44,287,529 Common Stock, $0.001 par value.

===============================================================================

                       DIGITALTHINK, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                          PART I: FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited):

                  Consolidated Balance Sheets - June 30, 2003 and March 31, 2003

                  Consolidated Statements of Operations - three months ended June 30, 2003 and June 30, 2002

                  Consolidated Statements of Cash Flows - three months ended June 30, 2003 and June 30, 2002

               Notes to Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Opertions, including Factors Affecting Future Results

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

ITEM 3.        Defaults Upon Senior Securities

ITEM 4.        Submission of Matters to a Vote of Security Holders

ITEM 5.        Other Matters

ITEM 6.        Exhibits and Reports on Form 8-K

               Signatures

                       DIGITALTHINK, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        June 30,      March 31,
                                                         2003           2003
                                                      ----------     ----------
                                                     (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents........................    $   21,301     $   22,668
 Accounts receivable, net of allowance for doubtful
    accounts of $335 and $296, respectively.......         8,621          6,344
 Prepaid expenses and other current assets........         2,614          2,302
                                                      ----------     ----------
         Total current assets.....................        32,536         31,314
Restricted cash and deposits......................         4,041          4,041
Property and equipment, net.......................        13,694         14,510
Goodwill and other intangible assets..............        28,597         23,747
                                                      ----------     ----------
         Total assets.............................    $   78,868     $   73,612
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................    $    3,076     $    2,213
 Accrued liabilities..............................         3,350          4,140
 Borrowings under line of credit and notes payable         7,841          5,266
 Deferred revenues................................         5,376          6,343
                                                      ----------     ----------
         Total current liabilities................        19,643         17,962
Long-term restructuring charge and
capital lease obligations.........................         6,196          5,892

Stockholders' equity:
 Common stock-- $0.001 per share value; 250,000 shares
 authorized; issued and outstanding 44,235 at
 June 30, 2003 and 41,619 at March 31, 2003.......       274,311        268,718
Deferred stock compensation.......................          (168)          (224)
Accumulated other comprehensive loss..............          (288)          (298)
Accumulated deficit...............................      (220,826)      (218,438)
                                                      ----------     ----------
Total stockholders' equity........................        53,029         49,758
                                                      ----------     ----------
Total liabilities and stockholders' equity........    $   78,868     $   73,612
                                                      ==========     ==========





          See accompanying notes to consolidated financial statements.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     Three Months Ended June 30,
                                                         2003           2002
                                                      ----------     ----------

Revenues:
 Delivered Learning fees..........................    $    5,623     $    4,994
 Learning Solution services.......................         6,235          4,611
                                                      ----------     ----------
    Total revenues................................        11,858          9,605
                                                      ----------     ----------
Costs and expenses:
 Cost of Delivered Learning fees..................         1,035          1,395
 Cost of Learning Solution services...............         2,762          1,695
 Content research and development.................         1,296          1,486
 Technology research and development..............         1,816          1,953
 Selling and marketing............................         3,630          3,450
 General and administrative.......................         1,803          2,167
 Depreciation.....................................         1,535          1,695
 Amortization of intangibles and warrants.........           371            359
 Amortization of stock-based compensation*........            56            140
 Restructuring charge (recovery)..................           (36)            --
                                                      ----------     ----------
    Total costs and expenses......................        14,268         14,340
                                                      ----------     ----------
Loss from operations..............................        (2,410)        (4,735)
Interest and other income.........................            22             95
                                                      ----------     ----------
Net loss before cumulative effect of accounting
principle.........................................        (2,388)        (4,640)
Cumulative effect of accounting change............            --        (50,189)
                                                      ----------     ----------
Net loss..........................................    $   (2,388)    $  (54,829)
                                                      ==========     ==========

Net loss per share--basic and diluted:
Before cumulative effect of accounting change.....    $    (0.05)    $    (0.11)
Cumulative effect of accounting change............            --          (1.23)
                                                      ----------     ----------
Net loss per share--basic and diluted.............    $    (0.05)    $    (1.34)
                                                      ==========     ==========
Shares used in computing basic and diluted
loss per share....................................        43,638         40,798
                                                      ==========     ==========

(*) Stock-based compensation:
     Cost of Delivered Learning fees..............    $        1     $        1
     Cost of Learning Solution services...........             5             14
     Content research and development.............             1              1
     Technology research and development..........            14             35
     Selling and marketing........................            18             45
     General and administrative...................            17             44
                                                      ----------     ----------
         Total....................................    $       56     $      140
                                                      ==========     ==========





          See accompanying notes to consolidated financial statements.

                       DIGITALTHINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     Three Months Ended June 30,
                                                         2003           2002
                                                      ----------     ----------

Cash flows from operating activities:
 Net loss.........................................    $   (2,388)    $  (54,829)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Cumulative effect of accounting change..........            --         50,189
  Provision for doubtful accounts.................            18              5
  Depreciation....................................         1,535          1,695
  (Gain) loss on disposal of property and equipment           (3)            36
  Amortization of intangibles and warrants........           371            359
  Amortization of stock-based compensation........            56            140
  Restructuring charge (recovery).................           (36)            --
  Changes in assets and liabilities:
    Accounts receivable...........................        (2,030)        (1,049)
    Prepaid expenses and other current assets.....          (244)          (672)
    Accounts payable..............................           750            (28)
    Accrued liabilities...........................          (680)        (2,639)
    Deferred revenues.............................        (1,445)            77
                                                      ----------     ----------
     Net cash used in operating activities........        (4,096)        (6,716)
                                                      ----------     ----------
Cash flows from investing activities:
 Purchases of property and equipment..............          (675)        (1,603)
 Sales of property and equipment                               4             19
 Cash received in acquisition (net of acquisition costs)     186             --
 Proceeds from maturities of marketable securities            --             31
                                                      ----------     ----------
     Net cash used in investing activities........          (485)        (1,553)
                                                      ----------     ----------
Cash flows from financing activities:
 Proceeds from issuance of notes payable
  (net of payments)...............................         2,575          2,855
 Proceeds from sale of common stock...............           629            353
                                                      ----------     ----------
     Net cash provided by financing activities....         3,204          3,208
                                                      ----------     ----------
Effect of exchange rate changes on cash and
cash equivalents..................................            10            (60)
Net decrease in cash and cash equivalents.........        (1,367)        (5,121)
Cash and cash equivalents, beginning of period....        22,668         29,470
                                                      ----------     ----------
Cash and cash equivalents, end of period..........    $   21,301     $   24,349
                                                      ==========     ==========

Supplemental disclosure of cash flow information:
 Cash paid for interest                               $       13     $       23
Supplemental disclosure of noncash investing and
financing activities:
 Issuance of common stock for acquisitions            $    4,960     $       --






          See accompanying notes to consolidated financial statements.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Business and Basis of Presentation

DigitalThink, Inc. (the "Company") provides custom e-learning solutions designed to address the strategic business objectives of its customers through training courseware and the delivery of that courseware on a robust technology platform. The Company completed the initial development of its delivery technology and initial content, and began significant sales and marketing efforts in fiscal year 1998. In November 1999, the Company reincorporated in Delaware from California.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that this document be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 2003.

The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.  Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus are not expected to have a material effect on the Company's financial position or operating results.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. These initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company's consolidated financial statements. The Company's interim disclosures are presented in Note 3.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

3.  Stock Plan Information

The Company's stock option plans provide for grants of incentive or non-statutory stock options to officers, employees, directors, and consultants. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the SFAS Nos. 123 and 148 disclosure requirements.

If compensation expense for the Company's various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company's pro-forma net earnings, basic and diluted earnings per common share would have been as follows:


                                                     Three Months Ended June 30,
                                                         2003           2002
                                                      ----------     ----------

Net loss (in thousands):
 As reported                                          $   (2,388)    $  (54,829)
 Add:    Stock based employee compensation included
         in reported net loss                                 56            140
 Deduct: Total stock based employee compensation
         expense determined under fair value based
         method for awards                                  (559)        (1,843)
                                                      ----------     ----------
 Pro forma                                            $   (2,891)    $  (56,532)
                                                      ==========     ==========

Basic and diluted net loss per share:
 As reported                                          $    (0.05)    $    (1.34)
 Pro forma                                            $    (0.07)    $    (1.39)


The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes multiple option valuation approach. The following weighted average assumptions were used: expected life after vesting, 1.5 years for the three months ended June 30, 2003 and 1.3 years for the three months ended June 30, 2002; average risk-free interest rate, 1.5% for the three months ended June 30, 2003 and 2.2% for the three months ended June 30, 2002. The Company's calculations include volatility assumptions of 87% for the three months ended June 30, 2003 and 119% for the three months ended June 30, 2002. No dividends were included in expected terms for either period.

4.  Net Loss Per Share

The following table sets forth the computation of net loss per share (in thousands, except for per share data):


                                                     Three Months Ended June 30,
                                                         2003           2002
                                                      ----------     ----------

Net loss before cumulative effect of
 accounting change                                    $   (2,388)    $   (4,640)
Cumulative effect of accounting change                        --        (50,189)
                                                      ----------     ----------
Net loss                                              $   (2,388)    $  (54,829)
                                                      ==========     ==========

Weighted average common shares outstanding used in
computing basic and diluted loss per share                43,638         40,798
                                                      ==========     ==========

Net loss per share:
Before cumulative effect of accounting change         $    (0.05)    $    (0.11)
Cumulative effect of accounting change                        --          (1.23)
                                                      ----------     ----------
Net loss per share--basic and diluted                 $    (0.05)    $    (1.34)
                                                      ==========     ==========

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

                      DIGITALTHINK, INC. AND SUBSIDIARIES

5.   Business Combinations

On April 16, 2003, the Company acquired Horn Interactive, Inc. ("Horn"), a provider of simulation-based custom e-learning courseware, in exchange for 2.0 million shares of DigitalThink common stock, for a total purchase price of $4.8 million. The acquisition of Horn has been accounted for in accordance with SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Intangible assets acquired will be amortized on a straight-line basis over a weighted average period of 4.3 years. Goodwill will not be amortized in accordance with SFAS No. 142, Goodwill and Other Intangibles, and is not expected to be deductible for tax purposes. The consideration given in the acquisition of Horn was as follows (in thousands):


     DigitalThink common stock                                       $    4,938
     Transaction costs                                                      126
     Cash received                                                         (313)
                                                                     ----------
     Total purchase price                                            $    4,752
                                                                     ==========

    The following tables summarize the final purchase price allocation of Horn's assets acquired and liabilities assumed at the date of acquisition (in thousands):


     Total purchase price                                            $    4,752
     Less: Tangible assets acquired                                        (379)
     Plus:  Liabilities assumed                                             843
     Less:  Acquired technology and other intangibles                    (1,321)
                                                                     ----------
     Goodwill                                                        $    3,895
                                                                     ==========

The Company's consolidated results of operations include Horn's operations from April 16, 2003, the date of acquisition. Pro forma financial information in connection with the Horn Interactive acquisition has not been provided, as results would not have differed materially from actual reported results.

6.    Restructuring Charge

In March 2002, the Company initiated a strategic initiative, under which the Company restructured its business in response to the current market environment and as part of the Company's continuing program to create efficiencies within its operations. The following table sets forth the activity related to the restructuring charge in the three months ended June 30, 2003 (in thousands):



                    Remaining               Amounts                   Remaining
                    Liability           recorded in                   Liability
                Balance as of      Cash       Other          Net  Balance as of
               March 31, 2003  Payments    Accounts  Adjustments  June 30, 2003
                   ----------  --------  ----------   ----------     ----------

Lease commitments   $   5,610      (338)         --          (36)    $    5,236


At June 30, 2003, restructuring charge obligations were recorded as $0.8 million in accrued liabilities and $4.4 million in long-term liabilities.

The net adjustments of $36,000 were made to the restructuring accrual based on events occurring during the three months ended June 30, 2003, as a reversal of previously expensed restructuring costs. This reversal was the result of an unanticipated refund of leasehold improvement costs, offset by changes in our foreign currency exchange rate assumptions and other minor adjustments.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

7.  Change in Accounting for Goodwill and Certain Intangibles

Effective April 1, 2002, the Company adopted SFAS No. 141. SFAS No. 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on the results of operations, financial position or liquidity of the Company.

Effective April 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit (the Company in this case) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ending September 30, 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We incurred a reduction in goodwill of $50.2 million upon the completion of our analysis, which resulted in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the three months ended June 30, 2002. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The Company performed its annual goodwill impairment analysis on October 31, 2002, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance. At June 30, 2003, no events or circumstances occurred that would necessitate the interim testing of goodwill impairment.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of June 30, 2003 and March 31, 2003 are as follows (in thousands):


                                 June 30, 2003                 March 31, 2003
                         -------------------------    -------------------------
                         Gross                 Net    Gross                 Net
                      Carrying  Accumulated   Book Carrying  Accumulated   Book
                        Amount Amortization  Value   Amount Amortization  Value
                        ------ ------------ ------  ------- ------------ ------

Amortized Intangible Assets:
LearningByte acquired
   technology           $6,100   $(2,288)   $3,812   $6,100   $(1,982)   $4,118
Horn acquired
   technology              464       (17)      447       --        --        --
Horn customer
   contracts               857       (42)      815       --        --        --
                        ------ ------------ ------  ------- ------------ ------
   Total                $7,421   $(2,347)   $5,074   $6,100   $(1,982)   $4,118


Amortization expense recorded on the intangible assets for the three months ended June 30, 2003 and 2002 was $367,000 and $359,000, respectively. The estimated future amortization expense by fiscal year is as follows: nine months ended March 31, 2004 is $1.1 million; 2005 is $1.5 million; 2006 is $1.5 million; 2007 is $0.8 million; 2008 is $0.1 million and 2009 is $4,000.

8.  Contingencies

In October 2001, DigitalThink and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that DigitalThink, certain of our officers and directors, and the underwriters of our initial public offering ("IPO") violated section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. Similar complaints were filed in the same Court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s (the "IPO Lawsuits"). In October 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice. In February 2003, the Court issued a decision denying the motion to dismiss the Section 10(b) claim against us, but granting the motion to dismiss the Section 11

                      DIGITALTHINK, INC. AND SUBSIDIARIES

8.  Contingencies - (continued)

claim without leave to amend. In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although our Board has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management's attention and resources. Although no assurance can be given that this matter will be resolved in our favor, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. Substantially similar complaints have been filed against other companies in the e-learning industry, including Skillsoft Corporation, Saba Software, Inc. and Docent, Inc. The complaint, amended in November 2002, alleges infringement of five patents and seeks damages and injunctive relief. We have filed an answer to the amended complaint asserting a number of affirmative defenses. In addition, we have filed counterclaims against IP Learn seeking declaratory relief that we do not infringe the patents-in-suit and that each of the patents-in-suit are invalid.

In May 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC against Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, DigitalThink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint, amended in November 2002, alleges infringement of one of the plaintiff's patents, and seeks damages and injunctive relief. We have filed an answer to the complaint asserting a number of affirmative defenses. In addition, we have filed counterclaims against IP Innovation seeking declaratory relief that we do not infringe the patents-in-suit and that each of the patents-in-suit are invalid.

We believe the IP Learn and IP Innovation lawsuits are without merit and intend to defend against them vigorously. Although no assurances can be given that these matters will be resolved in the Company's favor, the Company believes the resolution of these lawsuits will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next two quarters. We expect that these losses will result in large part from our ongoing emphasis on course development. As of June 30, 2003, we had an accumulated deficit of $220.8 million. In addition, we derive a significant portion of our revenues from a limited number of customers and the percentage of our revenues from any one customer can be material. For example, in fiscal 2003, our largest customer, EDS, accounted for 37.1% and another customer accounted for 14.4% of our total revenues of $42.1 million. We expect that EDS and other major customers will continue to account for a significant portion of our revenues during future fiscal periods.

Revenues increased from $9.6 million in the three months ended June 30, 2002 to $11.9 million in the three months ended June 30, 2003. Revenues increased in the quarter ended June 30, 2003 as compared to the same period last year due to increased sales, an increase in recurring revenues due to a growing customer base, and the addition of new revenue through the acquisition of Horn Interactive. In addition, Learning Solution Services revenues increased compared to the same period last year due to the addition of a significant, new customer contract and other smaller contracts. For the three months ended June 30, 2003, Delivered Learning fees represented 47% of revenues and Learning Solution services represented 53% of revenues. This is compared to the three months ended June 30, 2002, during which Delivered Learning fees represented 52% of revenues and Learning Solution services represented 48% of revenues.

Acquisition of Horn Interactive

On April 16, 2003, we acquired Horn Interactive, Inc., ("Horn") a provider of simulation-based learning products and services. We acquired all of the outstanding shares of Horn in exchange for 2,000,000 shares of our common stock for a purchase price of approximately $4.8 million, including transaction costs. The acquisition of Horn was accounted for as a purchase; accordingly, the results of operations of Horn have been included with our results of operations since April 16, 2003. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. Identifiable intangible assets acquired of $1.3 million are being amortized on a straight-line basis over a weighted average life of 4.3 years. Goodwill will not be amortized in accordance with SFAS No. 142, Goodwill and Other Intangibles.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Delivered Learning Fees

Delivered Learning fees increased from $5.0 million in the three months ended June 30, 2002 to $5.6 million in the three months ended June 30, 2003. The total number of customers increased from 475 to 552 and the total number of courses developed increased from 843 to 1,107. Revenue increased in the quarter ended June 30, 2003 as compared to the same period last year due to a larger customer base with an increasing shift toward renewal revenues. We expect that the number of courses and customers will continue to increase as we expand our course offerings and as our custom content development projects progress.

Learning Solution Services

Learning Solution services revenue increased from $4.6 million in the three months ended June 30, 2002 to $6.2 million in the three months ended June 30, 2003 due to the addition of a significant new customer contract combined with new revenue from contracts assumed in the Horn acquisition and other smaller contracts. We expect Learning Solutions services revenues to increase as we expand our customer base and course offerings.

To date, our international revenues have been less than 5% of total revenues.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel-related costs, maintenance and facility costs required to operate our website and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees decreased from $1.4 million in the three months ended June 30, 2002 to $1.0 million in the three months ended June 30, 2003. This decrease was attributable to the fact that we shifted tutor support services from the United States to our lower cost India operation. Headcount remained relatively flat over the two periods with headcount of 27 at June 30, 2002 compared to headcount of 28 at June 30, 2003. We expect the cost of Delivered Learning fees to continue to be relative to the revenue generated from Delivered Learning.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel-related costs and contractor expenses to develop custom courses for specific customers. Cost of Learning Solution services increased from $1.7 million in the three months ended June 30, 2002 to $2.8 million in the three months ended June 30, 2003. This increase was primarily attributable to direct contractor costs associated with a significant new customer contract for which the associated revenue was also recognized. Additionally, net headcount increased by 85, growing from 114 employees at June 30, 2002 to 199 employees at June 30, 2003, including the addition of personnel as a result of the Horn acquisition. We expect the cost of Learning Solutions services to continue to be relative to the revenue generated from Learning Solutions.

Content Research and Development

Content research and development is expensed as incurred in accordance with SFAS No. 86, and represents costs to develop catalog courses, including personnel-related costs, content acquisition costs and content editing. Content research and development expenses decreased from $1.5 million in the three months ended June 30, 2002 to $1.3 million in the three months ended June 30, 2003 mainly due to shifting of higher cost headcount in the United States to lower cost headcount in India. Headcount in content research and development remained stable at 55 employees at both June 30, 2003 and 2002. We expect content research and development costs to remain relatively flat.

Technology Research and Development

Technology   research   and   development    expenses   consist   primarily   of
personnel-related costs in connection with product development efforts of underlying technology. Technology research and development expenses decreased from $2.0 million in the three months ended June 30, 2002 to $1.8 million in the three months ended June 30, 2003. This decrease was primarily attributable to an overall decrease of 39 employees, from 96 employees at June 30, 2002 to 57 employees at June 30, 2003, primarily recognized in our lower cost India-based workforce. We expect technology research and development costs to remain relatively flat.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel-related costs, commissions, advertising and other promotional expenses, royalties paid to authors and travel and entertainment expenses. Selling and marketing expenses increased from $3.5 million in the three months ended June 30, 2002 to $3.6 million in the three months ended June 30, 2003, primarily due to an increase in headcount from 52 at June 30, 2002 to 62 at June 30, 2003. We expect selling and marketing expenses may increase in the near future as commission expense fluctuates with revenues.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, occupancy costs, insurance-related costs, and professional services fees. General and administrative expenses decreased from $2.2 million in the three months ended June 30, 2002 to $1.8 million in the three months ended June 30, 2003. This decrease was due to lower occupancy costs and lower personnel costs offset by an increase in insurance and professional services fees. Headcount decreased from 63 employees at June 30, 2002 to 55 employees at June 30, 2003, with all of the decrease in headcount recognized in our lower-cost India-based personnel. We expect general and administrative expenses to remain relatively flat unless there are significant changes in the business.

Amortization of Intangibles

Amortization of intangibles totaled $367,000 in the three months ended June 30, 2003 associated with the acquisition of LearningByte International, Inc. ("LBI") and Horn. Amortization totaled $359,000 in the three months ended June 30, 2002 related to amortization of intangibles associated with the acquisition of LBI.

Amortization of Warrants

The Company expensed approximately $4,000 of warrant expense in the three months ended June 30, 2003 related to warrants issued in connection with the restructuring of the corporate headquarters facility lease in August 2002. No such expense was recognized for the three months ended June 30, 2002.

Stock-Based Compensation

Stock-based compensation expense decreased from $140,000 in the three months ended June 30, 2002 to $56,000 in the three months ended June 30, 2003.

Net Loss Before Cumulative Effect of Accounting Change

The net loss decreased from $4.6 million in the three months ended June 30, 2002 to $2.4 million in the three months ended June 30, 2003.

Cumulative Effect of Accounting Change

Effective April 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on our results of operations, financial position or liquidity.

Effective April 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit (the Company in this case) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. During the second quarter ending September 30, 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We incurred a reduction in goodwill of $50.2 million upon the completion of our analysis, which resulted in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the three months ended June 30, 2002. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. We performed our annual goodwill impairment analysis on October 31, 2002, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance. At June 30, 2003, no events or circumstances occurred that would necessitate the interim testing of goodwill impairment.

Net Loss

The net loss decreased from $54.8 million in the three months ended June 30, 2002 to $2.4 million in the three months ended June 30, 2003. The net loss for the three months ended June 30, 2002 includes $50.2 million in expense related to the goodwill impairment charge discussed above.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

Liquidity and Capital Resources

Net cash used in operating activities totaled $4.1 million for the three months ended June 30, 2003 and $6.7 million for the three months ended June 30, 2002. Cash used in operating activities for the current period resulted from net operating losses and increases in accounts receivable and decreases in deferred revenue offset by increases in accounts payable. Deferred revenue decreased from $6.3 million at March 31, 2003 to $5.4 million at June 30, 2003. Deferred revenue results from customer advance billings and prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenue until revenue recognition criteria have been met. Accrued liabilities decreased from $4.1 million at March 31, 2003 to $3.4 million on June 30, 2003 reflecting the on-going payment of lease-related liabilities. Long-term liabilities increased from $5.9 million at March 31, 2003 to $6.2 million at June 30, 2003, reflecting the increase to deferred rent associated with one of our lease obligations.

Net cash used in investing activities totaled $485,000 in the three months ended June 30, 2003 as compared to $1.6 million for the three months ended June 30, 2002. The net decrease reflects a reduction in capital expenditures during the three months ended June 30, 2003 combined with net cash received of $186,000 as a result of the Horn acquisition.

Cash provided by financing activities totaled $3.2 million in both the three months ended June 30, 2003 and June 30, 2002. The cash from financing activities reflects the exercise of stock options and stock purchases in the employee stock purchase program and borrowings on the Company's line of credit.

At both June 30, 2003 and March 31, 2003 we had an $8 million line of credit in place that expires in December 2003. We had available from this line of credit $300,000 at June 30, 2003 and $2.9 million at March 31, 2003. Subsequent to June 30, 2003, the balance of $7.7 million on the line of credit was repaid. Borrowings under this line of credit are secured by certain of our assets.

We believe our existing capital resources will be sufficient to meet our capital requirements for the next twelve months; however, if our capital requirements increase materially from those currently planned or if revenues fall below our expectations, as a result of the loss of key customers, material delays in the receipt of payments from customers or otherwise, we may require additional financing sooner than anticipated. Additional financing may not be available in amounts or on terms acceptable to us, if at all. We may seek to sell additional equity or debt securities or secure a larger bank line of credit. The sale of additional equity or debt securities could result in significant dilution to our stockholders. Currently, we have no other immediately available sources of liquidity. Our future liquidity and capital requirements will depend on numerous factors.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus are not expected to have a material effect on the Company's financial position or operating results.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. These initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company continues to use the intrinsic value method of accounting for stock-based compensation.

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

Statements regarding our future financial performance or results of operations, including expected revenue growth, EBITDA growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that cost-reduction initiatives began last year will not be achieved due to implementation difficulties or contractual spending commitments that can't be reduced; that demand for our products and services could be affected by adverse economic conditions affecting the technology industry; the acquisition of businesses or the launch of new lines of business, which could increase operating expense and dilute operating margins; the inability to attract new customers; increased competition, which could lead to negative pressure on our pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with our continued standardization of our technology platforms or our failure to successfully complete upgrades; and to the general risks associated with our businesses.

The following additional factors could also impact our financial results and cause our forward-looking statements to be inaccurate:

Accounting rules regarding the accounting for goodwill have recently been changed by the FASB. The changes in these rules have had a significant impact on our reported financial results. In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements continue to require recognition of goodwill as an asset but do not permit amortization of goodwill as was required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS No. 142, goodwill is to be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges are presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach applies to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. When we adopted these statements, our goodwill amortization charges ceased. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. Therefore, it is difficult to predict whether our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $220.8 MILLION AT JUNE 30, 2003. WE EXPECT LOSSES OVER THE NEXT TWO QUARTERS AND WE MAY NOT ACHIEVE PROFITABILITY WITHIN THE TIMEFRAMES PUBLIC STOCKHOLDERS ANTICIPATE.

We have experienced losses in each quarter since our inception. Our accumulated deficit as of June 30, 2003 was $220.8 million. We have never achieved a profitable quarter and we may continue to incur quarterly losses if our revenue growth does not meet expectations while our current expense structure remains in place. If we do achieve profitability, we will need to continue to generate revenues greater than expenses on a quarterly or annual basis in the future to continue being profitable. We plan to develop and acquire new course offerings with new areas of expertise that may increase operating losses if those expenses are not immediately offset by new revenues.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE; ADDITIONAL FUNDING MAY RESULT IN DILUTION TO OUR STOCKHOLDERS.

We require substantial working capital to fund our business. We have had significant operating losses since inception. We expect to use our available cash resources and anticipated revenues to fund continued operations, build courseware, and possibly make future acquisitions. We believe our existing capital resources will be sufficient to meet our capital requirements for the next twelve months; however, if our capital requirements increase materially from those currently planned or if revenues fall below our expectations, as a result of the loss of key customers, material delays in the receipt of payments from customers or otherwise, we may require additional financing sooner than anticipated. In order to finance our presently anticipated capital requirements, we may seek to sell additional equity or debt securities or secure a larger bank line of credit. Additional financing may not be available in amounts or on terms acceptable to us, if at all. The sale of additional equity or debt securities could result in significant dilution to our stockholders and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms, we may be unable to operate our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

DEMAND FOR OUR PRODUCTS AND SERVICES HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY ADVERSE ECONOMIC CONDITIONS AFFECTING THE INFORMATION TECHNOLOGY INDUSTRY.

The information technology industry has been in a period of economic decline since 2001. As a result, there has been a reduced level of investment by businesses in information technology products and systems. When businesses are reducing investment in technologies or slowing the rate of adoption of new technologies and systems, they have a reduced need for training of their employees, customers and others in the use of these systems. In addition, many of our current and potential customers have experienced adverse changes in their financial performance, whether as a result of the general weakening of the economy or other factors. Some companies may delay training initiatives or, if these companies continue to experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures overall before limiting other expenditures. As a result of these factors, and possibly also due to the aftermath of the September 11, 2001 terrorist attacks, our new contract signings in the second half of fiscal 2002 were materially and adversely affected, which in turn impacted our revenues in fiscal 2003. Continuation of the economic downturn in the United States, as well as continuation of the current adverse economic conditions in the information technology industry, may harm our future results of operations.

WE HAVE A SIGNIFICANT BUSINESS PRESENCE IN INDIA, AND RISKS ASSOCIATED WITH DOING BUSINESS THERE COULD DISRUPT OR HARM OUR BUSINESS.

In order to reduce costs associated with course development, we have established a significant presence in India through the addition of several new employees to two organizations we acquired in fiscal 2002. As of June 30, 2003, we had approximately 173 employees in three separate locations in India. Difficulties that we could encounter with our Indian operations or with other international operations that we may establish in the future include the following:

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

We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if these customers slowed or cancelled purchases or delayed payment in any future fiscal or quarterly period. In the first fiscal quarter of 2004, our five largest customers accounted for 75.7% of our total revenues of $11.9 million. We expect that our major customers will continue to account for a significant portion of our revenues during future fiscal periods until we are able to increase the number of new or existing long-term, large customers. Accordingly, changes in these customers' businesses and in their views regarding the value of e-learning in general and our products and services in particular could harm our financial performance.

IN ANY QUARTER, A DELAY IN RECEIVING PAYMENT FROM A KEY CUSTOMER COULD HARM OUR PERFORMANCE.

We expect that in the next twelve months, we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if any of these customers delayed payment in any future fiscal period. For example, in fiscal 2003, our largest customer accounted for 37.1% and another customer accounted for 14.4% of our total revenues of $42.1 million.

OUR LIMITED OPERATING HISTORY AND THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In the first quarter of fiscal 2004, we had revenues of $11.8 million and expenses of $14.3 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to forecast sales and predict the trends in the e-learning market and in our business.

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

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access. Most of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 53% of our total revenues for the three months ended June 30, 2003. Our ability to recognize revenues from custom courses depends upon our customers providing us with subject matter experts, content and prompt acceptance of our work through each stage of development. Accordingly, if customers do not meet all project deadlines in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

THE LENGTH AND VARIABILITY OF OUR SALES CYCLE MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months. In some cases the cycle has extended for close to two years. Because we rely on relatively few large sales for a substantial portion of our revenues, these long sales cycles can adversely affect our financial performance in any quarter. Factors that may contribute to the variability and length of our sales cycle include the time periods required for:

     o our education of potential customers about the benefits of our e-learning solutions;
     o our potential customers' assessment of the value of online solutions compared to traditional educational solutions;
     o   our potential customers' evaluation of competitive online solutions;and
     o   our potential customers' internal budget and approval processes.

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

WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS AND MAY BECOME SUBJECT TO ADDITIONAL PROCEEDINGS. THESE PROCEEDINGS COULD HARM OUR BUSINESS.

In October 2001, DigitalThink and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that DigitalThink, certain of our officers and directors, and the underwriters of our initial public offering ("IPO") violated section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. Similar complaints were filed in the same Court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s (the "IPO Lawsuits"). In October 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice. In February 2003, the Court issued a decision denying the motion to dismiss the Section 10(b) claim against us, but granting the motion to dismiss the Section 11 claim without leave to amend. In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although our Board has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management's attention and resources. Although no assurance can be given that this matter will be resolved in our favor, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. Substantially similar complaints have been filed against other companies in the e-learning industry, including Skillsoft Corporation, Saba Software, Inc. and Docent, Inc. The complaint, amended in November 2002, alleges infringement of five patents and seeks damages and injunctive relief. We have filed an answer to the amended complaint asserting a number of affirmative defenses. In addition, we have filed counterclaims against IP Learn seeking declaratory relief that we do not infringe the patents-in-suit and that each of the patents-in-suit are invalid.

In May 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC against Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, DigitalThink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint, amended in November 2002, alleges infringement of one of the plaintiff's patents, and seeks damages and injunctive relief. We have filed an answer to the complaint asserting a number of affirmative defenses. In addition, we have filed counterclaims against IP Innovation seeking declaratory relief that we do not infringe the patents-in-suit and that each of the patents-in-suit are invalid.

We believe the IP Learn and IP Innovation lawsuits are without merit and intend to defend against them vigorously. Although no assurances can be given that these matters will be resolved in the Company's favor, the Company believes the resolution of these lawsuits will not have a material adverse effect on its financial position, results of operations, or cash flows. An adverse resolution of any of these matters, or protracted litigation, could significantly negatively impact our financial position and results of operations and could divert significant management resources.

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

We have put in place a Shareholder Rights Plan that grants existing stockholders additional rights in the event that a single holder acquires greater than 15% of our shares. In July 2002, our Board amended the Shareholder Rights Plan to permit WaldenVC and their affiliated persons to purchase, in the aggregate, up to 20% of our outstanding shares. At the same time, we also entered into an agreement with WaldenVC, in which WaldenVC agreed to vote their shares in direct proportion to the votes cast by all of our stockholders in each stockholder election.

Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     o a classified board of directors, in which our board is divided into three classes with three year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stoock will need two annual meetings of stockholders to gain control of the board;
     o a provision that prohibits our stockholders from acting by written consent without a meeting;
     o a provision that permits only the board of directors, the president or the chairman to call special meetings of stockholders; and
     o a provision that requires advance notice of items of business to be brought before stockholders meetings.

Amending any of the above provisions will require the vote of the holders of 66 2/3% of our outstanding common stock.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our exposure to market risk as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

Changes in Internal Controls

There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In October 2001, DigitalThink and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that DigitalThink, certain of our officers and directors, and the underwriters of our initial public offering ("IPO") violated section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. Similar complaints were filed in the same Court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s (the "IPO Lawsuits"). In October 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice. In February 2003, the Court issued a decision denying the motion to dismiss the Section 10(b) claim against us, but granting the motion to dismiss the Section 11 claim without leave to amend. In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although our Board has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management's attention and resources. Although no assurance can be given that this matter will be resolved in our favor, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. Substantially similar complaints have been filed against other companies in the e-learning industry, including Skillsoft Corporation, Saba Software, Inc. and Docent, Inc. The complaint, amended in November 2002, alleges infringement of five patents and seeks damages and injunctive relief. We have filed an answer to the amended complaint asserting a number of affirmative defenses. In addition, we have filed counterclaims against IP Learn seeking declaratory relief that we do not infringe the patents-in-suit and that each of the patents-in-suit are invalid.

In May 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC against Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, DigitalThink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint, amended in November 2002, alleges infringement of one of the plaintiff's patents, and seeks damages and injunctive relief. We have filed an answer to the complaint asserting a number of affirmative defenses. In addition, we have filed counterclaims against IP Innovation seeking declaratory relief that we do not infringe the patents-in-suit and that each of the patents-in-suit are invalid.

We believe the IP Learn and IP Innovation lawsuits are without merit and intend to defend against them vigorously. Although no assurances can be given that these matters will be resolved in the Company's favor, the Company believes the resolution of these lawsuits will not have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         31.1      Certification by Chief Executive Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2      Certification by Chief Financial Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1      Certification by Chief Executive Officer pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2      Certification by Chief Financial Officer pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

         We filed a Current Report on Form 8-K dated April 16, 2003 to report the completion of our acquisition of Horn Interactive, Inc.

         We filed a Current Report on Form 8-K dated April 18, 2003 to furnish a press release dated April 18, 2003 in which we announced our financial results for the fourth quarter ended March 31, 2003 and for the fiscal year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIGITALTHINK, INC.
                                (Registrant)

Date:  August 8, 2003           /s/   MICHAEL W. POPE
                                ------------------------------------
                                Michael W. Pope
                                Chief Executive Officer, President and Director
                                (Principal Executive Officer)


Date:  August 8, 2003           /s/   ROBERT J. KROLIK
                                ------------------------------------
                                Robert J. Krolik
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)