Form 10-Q
period 2003-09-30
DIGITALTHINK INC
filed 2003-11-14
CIK 1100514

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

                For the quarterly period ended September 30, 2003

                                       or

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

As of November 12, 2003, the Registrant had outstanding 49,161,052 shares of Common Stock, $0.001 par value.

================================================================================

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2003

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets as of September 30, 2003 and
        March 31, 2003                                                       3

        Consolidated Statements of Operations for the three and
        six months ended September 30, 2003 and 2002                         4

        Consolidated Statements of Cash Flows for the three and
        six months ended September 30, 2003 and 2002                         5

        Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           14

Item 3. Quantitative and Qualitative Disclosures About Market Risk          31

Item 4. Controls and Procedures                                             31

PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                   32

Item 2. Changes in Securities and Use of Proceeds                           33

Item 3. Defaults Upon Senior Securities                                     33

Item 4. Submission of Matters to a Vote of Security Holders                 33

Item 5. Other Information                                                   34

Item 6. Exhibits and Reports on Form 8-K                                    34

SIGNATURES                                                                  35

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    September 30,     March 31,
                                                         2003           2003
                                                     -----------     -----------
                                                     (Unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents...........................$   27,401      $   22,668
 Accounts receivable, net of allowance for doubtful
   accounts of $282 and $296, respectively...........     9,302           6,344
 Prepaid expenses and other current assets...........     2,460           2,302
                                                     -----------     -----------
      Total current assets...........................    39,163          31,314
 Restricted cash and deposits........................     3,710           4,041
 Property and equipment, net.........................    13,578          14,510
 Goodwill and other intangible assets................    24,704          23,747
                                                     -----------     -----------
      Total assets...................................$   81,155      $   73,612
                                                     ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................$    2,594      $    2,213
 Accrued liabilities.................................     6,253           4,140
 Borrowings under line of credit and
   capital lease obligations.........................     8,527           5,266
 Deferred revenues...................................     4,106           6,343
                                                     -----------     -----------
      Total current liabilities......................    21,480          17,962
Long-term restructuring liability and
   capital lease obligations.........................     9,010           5,892

Stockholders' equity:
 Common stock-- $0.001 par value per share;
   250,000 shares authorized; issued and
   outstanding 48,716 at September 30, 2003
   and 41,619 at March 31, 2003......................   284,147         268,718
 Deferred stock compensation.........................      (112)           (224)
 Accumulated other comprehensive loss................      (279)           (298)
 Accumulated deficit.................................  (233,091)       (218,438)
                                                     -----------     -----------
      Total stockholders' equity.....................    50,665          49,758
                                                     -----------     -----------
      Total liabilities and stockholders' equity.....$   81,155      $   73,612
                                                     ===========     ===========


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                      --------------------  --------------------
                                         2003       2002       2003      2002
                                      ---------  ---------  ---------  ---------
Revenues:
 Delivered Learning fees..............$  5,774   $  5,867   $ 11,397   $ 10,861
 Learning Solution services...........   5,241      4,156     11,476      8,767
                                      ---------  ---------  ---------  ---------
    Total revenues....................  11,015     10,023     22,873     19,628

Costs and expenses:
 Cost of Delivered Learning fees......   1,014      1,220      2,049      2,615
 Cost of Learning Solution services...   2,674      1,381      5,436      3,076
 Content research and development.....   1,354      1,382      2,650      2,868
 Technology research and development..   1,713      1,647      3,529      3,600
 Selling and marketing................   3,723      3,463      7,353      6,913
 General and administrative...........   2,511      1,680      4,314      3,847
 Depreciation.........................   1,430      1,829      2,965      3,524
 Amortization of intangibles
   and warrants.......................     388        360        759        719
 Amortization of stock-based
   compensation*......................      56        123        112        263
 Settlement of patent litigation......   1,450          -      1,450          -
 Loss from write-down of intangibles..   3,507          -      3,507          -
 Restructuring charge.................   3,473          -      3,437          -
                                      ---------  ---------  ---------  ---------
    Total costs and expenses..........  23,293     13,085     37,561     27,425
                                      ---------  ---------  ---------  ---------

Loss from operations.................. (12,278)    (3,062)   (14,688)    (7,797)
Interest and other income.............      13         69         35        164
                                      ---------  ---------  ---------  ---------
Net loss before cumulative effect of
   accounting change.................. (12,265)    (2,993)   (14,653)    (7,633)
Cumulative effect of accounting change       -          -          -    (50,189)
                                      ---------  ---------  ---------  ---------
Net loss..............................$(12,265)  $ (2,993)  $(14,653)  $(57,822)
                                      =========  =========  =========  =========

Net loss per share--basic and diluted:
Before cumulative effect of
   accounting change..................$  (0.27)  $  (0.07)  $  (0.33)  $  (0.19)
Cumulative effect of accounting change       -          -          -      (1.22)
                                      ---------  ---------  ---------  ---------
Net loss per share--basic and diluted.$  (0.27)  $  (0.07)  $  (0.33)  $  (1.41)
                                      =========  =========  =========  =========
Shares used in computing basic
   and diluted loss per share.........  45,348     41,083     44,498     40,944
                                      =========  =========  =========  =========

(*)Stock-based compensation:
   Cost of Delivered Learning fees....$      1   $      1   $      2   $      2
   Cost of Learning Solution services.       5         12         10         26
   Content research and development...       1          1          2          2
   Technology research and development      14         31         28         66
   Selling and marketing..............      18         39         36         84
   General and administrative.........      17         39         34         83
                                      ---------  ---------  ---------  ---------
               Total..................$     56   $    123   $    112   $    263
                                      =========  =========  =========  =========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          Six Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2003            2002
                                                     -----------     -----------

Cash flows from operating activities:
 Net loss............................................$  (14,653)     $  (57,822)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Cumulative effect of accounting change............         -          50,189
   Provision for doubtful accounts...................       (35)            138
   Depreciation......................................     2,965           3,524
   (Gain)loss on disposal of property and equipment..        (3)             64
   Amortization of intangibles and warrants..........       759             719
   Amortization of stock-based compensation..........       112             263
   Settlement of patent litigation...................     1,450               -
   Loss from write-down of intangibles...............     3,507               -
   Restructuring charge..............................     3,437               -
   Changes in assets and liabilities:
     Accounts receivable.............................    (2,659)            937
     Prepaid expenses and other current assets.......       (89)           (657)
     Accounts payable................................       268            (217)
     Accrued liabilities.............................        27          (3,905)
     Deferred revenues...............................    (2,715)         (2,120)
                                                     -----------     -----------
       Net cash used in operating activities.........    (7,629)         (8,887)
                                                     -----------     -----------

Cash flows from investing activities:
 Restricted cash (increase)/decrease.................       331             (58)
 Purchases of property and equipment.................    (1,988)         (2,277)
 Proceeds from sales of property and equipment.......         4              54
 Cash received in acquisition, net of acquisition costs     188               -
 Proceeds from maturities of marketable securities...         -           1,640
                                                     -----------     -----------
       Net cash used in investing activities.........    (1,465)           (641)
                                                     -----------     -----------

Cash flows from financing activities:
 Proceeds from issuance of notes payable.............    16,192          10,200
 Repayments of notes payable.........................   (12,844)         (7,554)
 Proceeds from sale of common stock..................    10,460             457
                                                     -----------     -----------
       Net cash provided by financing activities.....    13,808           3,103
                                                     -----------     -----------

Effect of exchange rate changes on cash and
 cash equivalents....................................        19             (36)
Net increase (decrease) in cash and cash equivalents.     4,733          (6,461)
Cash and cash equivalents, beginning of period.......    22,668          29,470
                                                     -----------     -----------
Cash and cash equivalents, end of period.............$   27,401      $   23,009
                                                     ===========     ===========

Supplemental disclosure of noncash investing and
 financing activities:
 Issuance of common stock for acquisitions...........$    4,960      $        -
 Cash paid for interest..............................$       28      $       40



          See accompanying notes to consolidated financial statements.

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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures which are made are adequate to make the information presented not misleading. It is suggested that this document be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

2.  Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus did not have a material effect on the Company's financial position or operating results.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN 46 was effective for variable interest entities created after January 31, 2003. As the Company has not created or obtained any variable interest entities, the provisions of FIN 46 are not expected to have an effect on the Company's consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

3.  Stock Plan Information

The Company's stock option plans provide for grants of incentive or non-statutory stock options to officers, employees, directors, and consultants. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, disclosure requirements.

If compensation expense for the Company's various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company's pro-forma net earnings, basic and diluted earnings per common share would have been as follows:


                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                         2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------
Net loss (in thousands):
 As reported                          $(12,265)  $ (2,993)  $(14,653)  $(57,822)
 Add:     Stock based employee
          compensation included
          in reported net loss              56        123        112        263

 Deduct:  Total stock based employee
          compensation expense
          determined under fair value
          based method for awards         (773)    (2,180)    (1,410)    (4,048)
                                      ---------  ---------  ---------  ---------
 Pro forma                            $(12,982)  $ (5,050)  $(15,951)  $(61,607)
                                      =========  =========  =========  =========

Basic and diluted net loss per share:
 As reported                          $  (0.27)  $  (0.07)  $  (0.33)  $  (1.41)
 Pro forma                            $  (0.29)  $  (0.12)  $  (0.36)  $  (1.50)


The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes multiple option valuation approach. The following table illustrates the weighted average assumptions used in the calculations:


                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                         2003       2002       2003      2002
                                      ---------  ---------  ---------  ---------
Risk-free interest rates                 1.88%      1.72%      1.70%      2.22%
Expected dividend yield                     --         --         --         --
Expected life after vesting (in years)    1.50       1.50       1.50       1.50
Expected volatility                        75%       115%        80%       119%


4.  Net Loss Per Share

The following table sets forth the computation of net loss per share:


                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                         2003      2002        2003      2002
                                      ---------  ---------  ---------  ---------
Net loss (in thousands):
 Net loss before cumulative effect of
  accounting change                   $(12,265)  $ (2,993)  $(14,653)  $ (7,633)
 Cumulative effect of accounting change      -          -          -    (50,189)
                                      ---------  ---------  ---------  ---------
 Net loss                             $(12,265)  $ (2,993)  $(14,653)  $(57,822)
                                      =========  =========  =========  =========

Weighted average common shares
 outstanding used in computing basic
 and diluted loss per share             45,348     41,083     44,498     40,944
                                      =========  =========  =========  =========

Net loss per share:
 Before cumulative effect of
  accounting change                   $  (0.27)  $  (0.07)  $  (0.33)  $  (0.19)
 Cumulative effect of accounting change      -          -          -      (1.22)
                                      ---------  ---------  ---------  ---------
 Net loss per share--basic and diluted$  (0.27)  $  (0.07)  $  (0.33)  $  (1.41)
                                      =========  =========  =========  =========


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

5.  Business Combinations

On April 16, 2003, the Company acquired Horn Interactive, Inc. ("Horn"), a provider of simulation-based custom e-learning courseware, in exchange for 2.0 million shares of DigitalThink common stock, for a total purchase price of $4.8 million. The acquisition of Horn has been accounted for in accordance with SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Intangible assets acquired will be amortized on a straight-line basis over a weighted average period of 4.3 years. In accordance with SFAS No. 142, Goodwill and Other Intangibles, goodwill will be subject to periodic impairment assessment and will not be amortized. The consideration given in the acquisition of Horn was as follows (in thousands):

        DigitalThink common stock                $  4,938
        Transaction costs                             126
        Cash received                                (313)
                                                 ---------
        Total purchase price                     $  4,752
                                                 =========

The following table summarizes the final purchase price allocation of Horn's assets acquired and liabilities assumed at the date of acquisition (in thousands):

        Total purchase price                     $  4,752
        Less:  Tangible assets acquired              (379)
        Plus:  Liabilities assumed                    843
        Less:  Acquired technology and
               other intangibles                   (1,321)
                                                 ---------
        Goodwill                                 $   3,895
                                                 =========

The Company's consolidated results of operations include Horn's operations from April 16, 2003, the date of acquisition. Pro forma financial information in connection with the Horn Interactive acquisition has not been provided, as results would not have differed materially from actual reported results.

6.   Restructuring Charge

During the quarter ended September 30, 2003, the Company recorded a restructuring charge of $3.5 million, in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Accordingly, costs associated with the exit activities were measured and recorded at fair value when the liability was incurred. The following is a discussion of the components of this charge.

2002 Restructuring
In March 2002, the Company initiated a strategic initiative, under which the Company restructured its business in response to the current market environment and as part of its continuing program to create efficiencies within its operations (the "2002 Restructuring"). At that time, a restructuring charge was recorded for, among other things, the costs associated with unutilized lease facilities vacated in conjunction with the strategic initiative. In order to estimate the future cost of these lease facilities, certain assumptions were made at that time concerning the sub-lease income to be realized on the facilities. During the quarter ended September 30, 2003, the Company reviewed and revised certain of these assumptions with respect to amounts and timing of expected cash flows to better reflect the current real estate environment. As a result, an additional restructuring charge of $3.0 million was recorded during the quarter ended September 30, 2003. The remaining amounts accrued under the 2002 Restructuring (net of anticipated sub-lease proceeds) will be paid over the respective lease terms through 2016.

2003 Restructuring
During the quarter ended September 30, 2003, the Company continued to evaluate the market environment, along with the Company's organizational structure and its expectations regarding future revenue levels. Based on this evaluation, the Company determined that it would initiate a further restructuring of its U.S and India operating structure (the "2003 Restructuring"). This restructuring plan included the closure of one India facility and a reduction of the U.S. workforce associated with certain research and development activities. The total charge recorded for the 2003 Restructuring was $512,000, which included the following:

o Employee Termination Costs - The Company reduced its workforce by 56 employees - 38 employees as a result of the India facility closure and 18 employees as a result of a shift in U.S. research and development activities. These reductions resulted in severance charges of $268,000. Most of the severance charges were paid during the quarter ended September 30, 2003 except $53,000 of which that will be paid during the quarter ending December 31, 2003.

o Facility-Related Costs - Despite the closure of the India facility, the Company will continue to incur certain costs associated with the lease and maintenance of the vacated premises until such time as the associated contracts may be legally terminated. As these continuing obligations have no future value to the organization, the Company recorded a charge of $84,000 for the excess of the cost of the remaining obligations over their estimated market value. All of this amount will be paid during the quarter ending December 31, 2003.

o Asset Disposal Costs - In conjunction with the closure of the India facility, the Company will dispose of, or remove from operations, certain equipment and leasehold improvements located in the facility. As a result, the Company recorded a restructuring charge of $160,000 representing the write-down of the excess of the cost of the assets to their estimated net realizable values. The asset disposals should be completed during the quarter ending December 31, 2003.

The following table sets forth the activity related to the restructuring charge during the three months ended September 30, 2003 (in thousands):


                                                                           Total
                                       Employee  Facility-      Asset   Restruc-
                                    Termination    Related   Disposal     turing
                                          Costs      Costs      Costs      Costs
                                      ---------  ---------  ---------  ---------
Restructuring liability at 6/30/03           -   $  5,236          -   $  5,236
Add: 2002 restructuring charge increase      -      2,961          -      2,961
Add: 2003 restructuring charge        $    268         84   $    160        512
                                      ---------  ---------  ---------  ---------
          Total restructuring charge       268      3,045        160      3,473
Less:Cash payments                        (215)      (276)         -       (491)
                                      ---------  ---------  ---------  ---------
Restructuring liability at 9/30/03    $     53   $  8,005   $    160   $  8,218
                                      =========  =========  =========  =========

Restructuring liability, short-term   $     53   $  1,391   $    160   $  1,604
Restructuring liability, long-term           -      6,614          -      6,614
                                      ---------  ---------  ---------  ---------
Total restructuring liability
at 9/30/03                            $     53   $  8,005   $    160   $  8,218
                                      =========  =========  =========  =========


At September 30, 2003, restructuring charge obligations were recorded as $1.6 million in accrued liabilities and $6.6 million in long-term restructuring liability and capital lease obligations on the Consolidated Balance Sheets.

7.  Goodwill and Intangibles

Effective April 1, 2002, the Company adopted SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on the results of operations, financial position or liquidity of the Company.

Effective April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit (the Company in this case) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. During the quarter ended September 30, 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We incurred a reduction in goodwill of $50.2 million upon the completion of our analysis, which resulted in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the quarter ended June 30, 2002. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The Company performed its annual goodwill impairment analysis on October 31, 2002, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance. At September 30, 2003, no events or circumstances occurred that would necessitate the interim testing of goodwill impairment.

At September 30, 2003, the Company determined that the technology acquired through the August 28, 2001 LearningByte International, Inc. ("LBI") acquisition was no longer utilized in Company operations as a result of the release of the L5 Desktop Client in July 2003. As such, it was established that the remaining cost of the associated intangible asset was not recoverable and that no residual value or sales value existed for the asset. Accordingly, the Company recognized an impairment loss of $3.5 million at September 30, 2003, representing the write-down of the LBI intangible to zero.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of September 30, 2003 and March 31, 2003 are as follows (in thousands):


                            September 30, 2003              March 31, 2003
                        ---------------------------   --------------------------
                         Gross                 Net     Gross                 Net
                      Carrying  Accumulated   Book  Carrying  Accumulated   Book
                        Amount Amortization  Value    Amount Amortization  Value
                        ------ ------------ -------   ------ ------------ ------
Amortized Intangible Assets:
 LBI acquired
   technology                -            -       -   $6,100     $(1,982) $4,118
 Horn acquired
   technology           $  464      $  (42)  $  422        -            -      -
 Horn customer
   contracts               857         (98)     759        -            -      -
                        ------ ------------ -------   ------ ------------ ------
   Total                $1,321      $ (140)  $1,181   $6,100     $(1,982) $4,118
                        ====== ============ =======   ====== ============ ======


Amortization expense recorded on the intangible assets for the three and six months ended September 30, 2003 was $384,000 and $751,000, respectively. For the three and six months ended September 30, 2002, the amortization expense recorded was $359,000 and $718,000 respectively. The estimated future amortization expense by fiscal year is as follows: six months ended March 31, 2004 is $154,000; 2005-2007 is $307,000 per year; 2008 is $102,000 and 2009 is $4,000.

8.  Contingencies

Legal Proceedings

In October 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors, and the underwriters of the Company's initial public offering ("IPO") violated
Section 11 of the Securities Act of 1933 based on allegations that the registration statement and prospectus pertaining to the IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. Similar complaints were filed in the same Court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s (the "IPO Lawsuits"). In October 2002, the Court entered an order dismissing the Company's officers and directors named in the lawsuit from the IPO Lawsuits without prejudice. In February 2003, the Court issued a decision denying the motion to dismiss the Section 10(b) claim against the Company, but granting the motion to dismiss the Section 11 claim without leave to amend. In June 2003, Issuers and the plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although the Company's board of directors has approved this settlement proposal in principle, the actual settlement remains subject to a number of procedural conditions, as well as formal approval by the Court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. Securities class action litigation could result in substantial costs and divert management's attention and resources. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes that the resolution of the IPO Lawsuits will not have a material adverse effect on its financial position, results of operations or cash flows.

In August 2002, a complaint was filed in the United States  District  Court for the Northern District of California by IP Learn, LLC against the Company and two of its customers. Substantially similar complaints were filed against other companies in the e-learning industry, including Skillsoft Corporation, Saba Software, Inc. and Docent, Inc. The complaint, amended in November 2002, alleged infringement of five patents and sought damages and injunctive relief. The Company filed an answer to the amended complaint asserting a number of affirmative defenses. In addition, the Company filed counterclaims against IP Learn seeking declaratory relief that the Company did not infringe the patents-in-suit and that each of the patents-in-suit was invalid. In early November 2003, the Company reached a tentative settlement with IP Learn to license IP Learn's technology and to settle the patent litigation. Under the terms of the tentative settlement, IP Learn would agree to release all claims covered by the lawsuit. In addition, IP Learn would grant the Company irrevocable licenses for the patents covered by the lawsuit. In exchange, the Company would agree to pay approximately $1.5 million to IP Learn in the form of approximately half in cash and half in stock and to release all counterclaims covered by the lawsuit. IP Learn and the Company would agree that the amicable resolution of this litigation would not constitute an admission or concession of liability or fault by either party. While this tentative settlement agreement was reached after September 30, 2003, the litigation that gave rise to the tentative settlement agreement existed at the balance sheet date of September 30, 2003. Accordingly, the Company recognized expenses of $1.6 million during the quarter ended September 30, 2003 representing the tentative settlement amount of approximately $1.5 million and legal fees of approximately $0.1 million.

In May 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC against Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, the Company, Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint, amended in November 2002, alleges infringement of one of the plaintiff's patents, and seeks damages and injunctive relief. The Company has filed an answer to the complaint asserting a number of affirmative defenses. In addition, the Company has filed counterclaims against IP Innovation seeking declaratory relief that it does not infringe the patents-in-suit and that each of the patents-in-suit is invalid. We believe the IP Innovation lawsuit is without merit and intend to defend against it vigorously. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations, or cash flows.

9.  Private Placement

On September 8, 2003, the Company issued 4,166,667 shares of its common stock and warrants to purchase 1,458,333 shares of its common stock, resulting in $10,000,000 of gross proceeds to the Company. Under the terms of the private placement, the Company sold the shares of common stock for a price of $2.40 per share plus a warrant to purchase 0.35 of a share of common stock. The warrants bear an exercise price of $3.45 per share. The exercise price and the number of shares to be issued upon exercise of the warrants are subject to future adjustments in the event of certain issuances of the Company's equity securities for a common-equivalent per share price of less than the exercise price, with certain exclusions. The terms of the private placement also provide for an additional issuance of up to 2,083,334 shares of common stock and warrants to purchase up to 729,167 shares of common stock under the same terms and conditions as the original issuance. The investors in the original issuance have up to 120 days from the effective date of the registration statement to elect to purchase the additional shares. The Company incurred approximately $500,000 in issuance costs related to this private placement, which was accounted for as a reduction to the proceeds from the offering.

10.Credit Facility

On December 20, 2001, the Company entered into a Loan and Security Agreement ("Loan Agreement") with a financial institution to borrow up to $8.0 million under a one-year, revolving line of credit. On December 19, 2002, this Loan Agreement was amended to extend the term to December 18, 2003. As collateral under the Loan Agreement, the Company granted a security interest in all of the Company's assets, excluding intellectual property. Under the provisions of the Loan Agreement, certain covenants must be met in order to remain in compliance with the lending arrangement.

On September 30, 2003, the Company borrowed $8.0 million under this line of credit. This entire loan balance was subsequently repaid on October 1, 2003. At September 30, 2003, one of the financial covenants specified in the Loan Agreement was not met. To address this violation, in October 2003, the Company obtained an amendment to the Loan Agreement, effective September 30, 2003, that adjusted the financial covenant in order to bring the Company into compliance. As the Company obtained the qualified amendment, no default provisions were triggered and the Company remains eligible to borrow under the credit facility.

11.Subsequent Event

In early November 2003, the Company reached a tentative settlement with IP Learn to license IP Learn's technology and to settle the patent litigation as discussed in "Note 8 - Contingencies". While this tentative settlement agreement was reached after September 30, 2003, the litigation that gave rise to the tentative settlement agreement existed at the balance sheet date of September 30, 2003. Accordingly, the Company recognized expenses of $1.6 million during the quarter ended September 30, 2003 representing the tentative settlement amount of approximately $1.5 million and legal fees of approximately $0.1 million.

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

OVERVIEW

DigitalThink, Inc. provides custom e-learning solutions designed to address the strategic business objectives of our customers through training courseware and the delivery of that courseware on a robust technology platform. We completed the initial development of our delivery technology and initial content and began significant sales and marketing efforts in fiscal year 1998. In November 1999, we reincorporated in Delaware from California.

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

We generate revenues by delivering courses included in our course catalog as well as delivering our customized e-learning courses to participants. We refer to these services as "Delivered Learning". Customers that enter into Delivered Learning contracts provide participants with access to our online courses and tutor support. Additionally, customers are provided with access to management systems that allow them to track and monitor participants' performance. Delivered Learning contracts typically allow for a specific number of registered participants, based on a per participant fee. These contracts also typically limit the period of time over which participants can register for and complete an online course. We begin recognizing these Delivered Learning fees when a participant registers for a course. These fees are recognized ratably over the time period a participant has access to the course, which is typically six to twelve months. Customers typically pay for the courses in advance of the anticipated timeframe of course registration and do not receive refunds for the unused portion of the available registrations agreed to in the contract. In cases where we allow unlimited access to our courses for a specific period of time, revenue is recognized ratably over the term of the contract.

We also derive revenues from contracts that require development of tailored e-learning solutions, or "Learning Solution" services. Typically, these Learning Solution service revenues are generated from course content development, performance consulting services, implementation services, instructional plan design, and release of the course for access by participants and are recognized as earned in accordance with AICPA Statement of Position ("SOP") 81-1,
Accounting for Performance of Construction Production-Type Contracts, as development progresses on the percentage of completion method. We measure the percentage of completion based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract-by-contract basis and recognized in the period in which such losses become probable and can be reasonably estimated. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in the production of courses or in consulting services.

Delivered Learning fees and Learning Solution service revenues are each recognized only when collection is probable and there is evidence that we have completed our obligation. If a contract includes both Delivered Learning fees and Learning Solution service revenues, the revenues are apportioned consistent with the value associated with each and the term of the contract. In all cases, these revenues are recognized in accordance with the policies detailed above.

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

We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least through the next two quarters. We expect that these losses will result in large part from our ongoing emphasis on course development as well as due to the challenging sales environment. As of September 30, 2003, we had an accumulated deficit of $233.1 million. In addition, we derive a significant portion of our revenues from a limited number of customers and the percentage of our revenues from any one customer can be material. For example, in the fiscal year ended March 31, 2003, our largest customer, EDS, accounted for 37.1% and another customer accounted for 14.4% of our total revenues of $42.1 million. We expect that EDS and other major customers will continue to account for a significant portion of our revenues during future fiscal periods.

Revenues increased from $10.0 million in the three months ended September 30, 2002 to $11.0 million in the three months ended September 30, 2003. Revenues increased in the quarter ended September 30, 2003 as compared to the same period last year due to increased sales, an increase in recurring revenues due to a growing customer base, and the addition of new revenue through the acquisition of Horn Interactive, Inc. In addition, Learning Solution Services revenues increased compared to the same period last year due to the addition of a significant, new customer contract and other smaller contracts. For the three months ended September 30, 2003, Delivered Learning fees represented 52% of revenues and Learning Solution services represented 48% of revenues. This is compared to the three months ended September 30, 2002, during which Delivered Learning fees represented 59% of revenues and Learning Solution services represented 41% of revenues. This shift represents our continued focus on custom development services as a core element of our product offering.

Acquisition of Horn Interactive

On April 16, 2003, we acquired Horn Interactive, Inc., ("Horn") a provider of simulation-based learning products and services. We acquired all of the outstanding shares of Horn in exchange for 2,000,000 shares of our common stock for a purchase price of approximately $4.8 million, including transaction costs. The acquisition of Horn was accounted for as a purchase; accordingly, the results of operations of Horn have been included with our results of operations since April 16, 2003. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. Identifiable intangible assets acquired of $1.3 million are being amortized on a straight-line basis over a weighted average life of 4.3 years. In accordance with SFAS No. 142, Goodwill and Other Intangibles, goodwill will be subject to periodic impairment assessment and will not be amortized.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Delivered Learning Fees

Delivered Learning fees decreased to $5.8 million in the three months ended September 30, 2003 from $5.9 million in the three months ended September 30, 2002. The total number of customers increased from 492 at September 30, 2002 to 566 at September 30, 2003. The total number of courses developed increased from 925 to 1,192 for the same periods. Delivered Learning fees from recurring new and recurring contracts increased in the three months ended September 30, 2003 as compared to the same period last year due to a larger customer base with an increasing shift toward renewal revenues. This increase was offset by the fact that two revenue contracts expired during the three months ended September 30, 2002 with a deferred revenue balance of approximately $350,000. Upon termination, the remaining deferred revenue balance was recognized into revenue. No such terminations occurred during the quarter ended September 30, 2003.

For the six months ended September 30, 2003, Delivered Learning fees increased to $11.4 million from $10.9 million for the six months ended September 30, 2002. Revenue increased in the six months ended September 30, 2003 as compared to the same period last year due to a larger customer base with an increasing shift toward renewal revenues, offset in part by the decrease in revenue from the six months ended September 30, 2002 due to the one-time termination of revenue contracts during that period as discussed above. We expect that the number of courses and customers will continue to increase as we expand our course offerings and as our custom content development projects progress. While increases in the number of courses and customers may drive revenue growth, the average order size and ability to continue to derive revenue from existing customers will also determine our ability to grow revenues.

Learning Solution Services

Learning Solution services revenues increased to $5.2 million for the three months ended September 30, 2003 from $4.2 million for the three months ended September 30, 2002. Learning Solution services revenues increased due to the addition of a significant new customer contract combined with new revenue from contracts assumed in the Horn acquisition and other smaller contracts.

For the six months ended September 30, 2003, Learning Solution services revenues increased to $11.5 million from $8.8 million for the six months ended September 30, 2002. Revenues increased during this period due to the same factors discussed above. The significant new customer contract was added in late fiscal year 2003, and we added Horn contracts that were assumed as part of the April 2003 acquisition. As we recognize revenue for Learning Solutions services based upon the percentage completion of each revenue contract, we expect Learning Solutions services revenues to be relative to the progress made in completing our custom development projects.

To date, our international revenues have been less than 5% of total revenues.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel-related costs, maintenance and facility costs required to operate our website and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees decreased to $1.0 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. This decrease is attributable to the fact that we completed the shift of tutor support services from the United States to our lower cost India operation. Additionally, we reduced Delivered Learning headcount by 8% from September 30, 2002.

For the six months ended September 30, 2003, cost of Delivered Learning fees decreased to $2.0 million from $2.6 million for the six months ended September 30, 2002. This decrease was a result of the shift in tutor support services and the headcount reductions discussed above. We expect the cost of Delivered Learning fees as a proportion of the revenues derived from Delivered Learning to remain relatively constant.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel-related costs and contractor expenses to develop custom courses for specific customers. Cost of Learning Solution services increased to $2.7 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 30, 2002. This increase was primarily attributable to an increase in direct contractor costs associated with a significant new customer contract for which the associated revenues were also recognized. Additionally, net Learning Solutions services headcount increased by 17% from September 30, 2002 to September 30, 2003, including the addition of personnel as a result of the Horn acquisition.

For the six months ended September 30, 2003, cost of Learning Solution services increased to $5.4 million from $3.1 million for the six months ended September 30, 2002. Costs increased during this period due to the same factors discussed above. The significant new customer contract was added in late fiscal year 2003, resulting in a corresponding increase in direct contractor costs. Additionally, the acquisition of Horn in April 2003 resulted in an increase in personnel-related expenses from the corresponding period last year. We expect the cost of Learning Solutions services as a proportion of the revenues derived from Learning Solutions service to remain relatively constant.

Content Research and Development

Content research and development expenses are expensed as incurred in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and represent costs to develop catalog courses, including personnel-related costs, content acquisition costs and content editing. Content research and development expenses remained flat at $1.4 million for both the three months ended September 30, 2003 and 2002. Headcount in content research and development remained unchanged from September 30, 2002 to September 30, 2003.

For the six months ended September 30, 2003, content research and development expenses decreased slightly to $2.7 million from $2.9 million for the six months ended September 30, 2002. This decrease is mainly due to the shifting of higher cost headcount in the

United States to lower cost headcount in India.  We expect content  research and
development   costs  to  decrease  as  we  shift  our  resources  toward  custom development services.

Technology Research and Development

Technology   research   and   development    expenses   consist   primarily   of
personnel-related costs in connection with product development efforts of underlying technology. Technology research and development expenses increased slightly to $1.7 million in the three months ended September 30, 2003 from $1.6 million in the three months ended September 30, 2002. Headcount in technology research and development decreased by 15% from September 30, 2002 to September 30, 2003, primarily recognized in our lower cost India-based workforce. The expense savings from these headcount reductions was offset by the temporary shift of personnel expenses in the Learning Solution services organization to technology research and development projects as a result of excess capacity in the Learning Solutions organization.

For the six months ended September 30, 2003, technology research and development expenses decreased slightly to $3.5 million from $3.6 million for the six months ended September 30, 2002. This decrease was primarily attributable to the overall decrease in headcount expenses as a result of the 15% reduction in headcount, mostly recognized in our India-based workforce, from September 30, 2002 to September 30, 2003. In general, we expect technology research and development expenses to remain relatively flat.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel-related costs, commissions, advertising and other promotional expenses, royalties paid to authors and travel and entertainment expenses. Selling and marketing expenses increased to $3.7 million in the three months ended September 30, 2003 from $3.5 million in the three months ended September 30, 2002. This increase was primarily due to a more than 10% increase in headcount from September 30, 2002 to September 30, 2003, offset by a decrease in royalty expense as a result of our continued shift toward custom courseware development over the catalog offering.

For the six months ended September 30, 2003, selling and marketing expenses increased to $7.4 million from $6.9 million for the six months ended September 30, 2002. This increase was attributable to the 10% increase in headcount, partially offset by decreased royalty expenses discussed above. We expect selling and marketing expenses to increase to the extent that commission expense fluctuates with revenues.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, occupancy costs, insurance-related costs, professional services fees, and business taxes. General and administrative expenses increased to $2.5 million in the three months ended September 30, 2003 from $1.7 million in the three months ended September 30, 2002. This increase was due to higher legal fees as a result of continued litigation activities, an increase in local business taxes due to the elimination of previously available tax credits and an increase in insurance expenses. These increases were partially offset by lower occupancy costs and lower personnel costs as a result of a 10% reduction in headcount.

For the six months ended September 30, 2003, general and administrative expenses increased to $4.3 million from $3.8 million for the six months ended September 30, 2002. This increase was due to the increases in legal fees, business taxes, and insurance costs discussed above, partially offset by lower occupancy costs and lower personnel costs as a result of the 10% reduction in headcount, primarily realized in our India-based workforce. We expect general and administrative expenses to remain relatively flat.

Amortization of Intangibles and Warrants

Amortization of Intangibles and Warrants expense consists of the amortization of intangible assets acquired through the LBI and Horn acquisitions and amortization of warrants issued in connection with the restructuring of the corporate headquarters facility lease. Amortization of intangibles and warrants increased to $388,000 in the three months ended September 30, 2003 from $360,000 in the three months ended September 30, 2002. For the six months ended September 30, 2003, amortization of intangibles and warrants increased to $759,000 from $719,000 for the six months ended September 30, 2002. The increases for both periods were due to an increase in intangible assets as a result of the Horn acquisition completed in April 2003. As result of the write down of the remaining LBI intangible asset at September 30, 2003 (discussed below), we expect amortization of intangibles and warrants expense to decrease by approximately $300,000 on a quarterly basis to $77,000 per quarter.

Amortization of Stock-Based Compensation

Amortization of stock-based compensation decreased to $56,000 in the three months ended September 30, 2003 from $123,000 in the three months ended September 30, 2002. For the six months ended September 30, 2003, amortization of stock-based compensation decreased to $112,000 from $263,000 for the six months ended September 30, 2002. We expect amortization of stock-based compensation to remain flat for the remainder of fiscal 2004 as the remaining balance of deferred compensation is amortized.

Settlement of Patent Litigation

In August 2002, a complaint was filed against us by IP Learn, LLC. The complaint alleged infringement of five patents and sought damages and injunctive relief. We filed an answer to the complaint asserting a number of affirmative defenses. In addition, we filed counterclaims against IP Learn seeking declaratory relief that we did not infringe the patents-in-suit and that each of the patents-in-suit was invalid. In early November 2003, we reached a tentative settlement with IP Learn to license IP Learn's technology and to settle the patent litigation. Under the terms of the tentative settlement, IP Learn would agree to release all claims covered by the lawsuit. In addition, IP Learn would grant to us irrevocable licenses for the patents covered by the lawsuit. In exchange, we would agree to pay $1.45 million to IP Learn in the form of approximately half in cash and half in stock and to release all counterclaims covered by the lawsuit. While this tentative settlement occurred after September 30, 2003, the litigation that gave rise to the tentative settlement existed at the balance sheet date of September 30, 2003. Accordingly, we recognized an expense of $1.45 million during the quarter ended September 30, 2003 for the tentative settlement amount. No such tentative settlement occurred during the three and six months ended September 30, 2002.

Loss From Write-Down of Intangibles

At September 30, 2003, we determined that the technology acquired through the August 28, 2001 LBI acquisition was no longer utilized in our operations. As such, it was established that the remaining cost of the associated intangible asset was not recoverable and that no residual value or sales value existed for the asset. Accordingly, we recognized an impairment loss of $3.5 million at September 30, 2003, representing the write-down of the LearningByte intangible to zero. No such loss occurred during the three and six months ended September 30, 2002.

Restructuring Charge

During the three and six months ended September 30, 2003, we recorded a restructuring charge of $3.5 million and $3.4 million, respectively, in accordance with the provisions of SFAS No. 146. Accordingly, costs associated with the exit activities were measured and recorded at fair value when the liability was incurred. The following is a discussion of the components of this charge.

2002 Restructuring
In March 2002, we initiated a strategic initiative, under which we restructured our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations (the "2002 Restructuring"). At that time, a restructuring charge was recorded for, among other things, the costs associated with unutilized lease facilities vacated in conjunction with the strategic initiative. In order to estimate the future cost of these lease facilities, certain assumptions were made at that time concerning the sub-lease income to be realized on the facilities. During the quarter ended September 30, 2003, we reviewed and revised certain of these assumptions with respect to amounts and timing of expected cash flows to better reflect the current real estate environment. As a result, an additional restructuring charge of $3.0 million was recorded during the quarter ended September 30, 2003. The remaining amounts accrued under the 2002 Restructuring (net of anticipated sub-lease proceeds) will be paid over the respective lease terms through 2016.

2003 Restructuring
During the quarter ended September 30, 2003, we continued to evaluate the market environment, along with our organizational structure and our expectations regarding future revenue levels. Based on this evaluation, we determined that we would initiate a further restructuring of our U.S. and India operating structure (the "2003 Restructuring"). This restructuring plan included the closure of one India facility and a reduction of the U.S. workforce associated with certain research and development activities. The total charge recorded for the 2003 Restructuring was $512,000, which included the following:

o Employee Termination Costs - We reduced our workforce by 56 employees - 38 employees as a result of the India facility closure and 18 employees as a result of a shift in U.S. research and development activities. These reductions resulted in severance charges of $268,000. Most of the severance charges were paid during the quarter ended September 30, 2003 except $53,000 of which that will be paid during the quarter ending December 31, 2003.

o Facility-Related Costs - Despite the closure of the India facility, we will continue to incur certain costs associated with the lease and maintenance of the vacated premises until such time as the associated contracts may be legally terminated. As these continuing obligations have no future value to the organization, we recorded a charge of $84,000 for the excess of the cost of the remaining obligations over their estimated market value. All of this amount will be paid during the quarter ending December 31, 2003.

o Asset Disposal Costs - In conjunction with the closure of the India facility, we will dispose of, or remove from operations, certain equipment and leasehold improvements located in the facility. As a result, we recorded a restructuring charge of $160,000 representing the write-down of the excess of the cost of the assets to their estimated net realizable values. The asset disposals should be completed during the quarter ending December 31, 2003.

No such charges were recognized during the three and six months ended September 30, 2002.

Net Loss Before Cumulative Effect of Accounting Change

Net loss before cumulative effect of accounting change increased to $12.3 million in the three months ended September 30, 2003 from $3.0 million in the three months ended September 30, 2002. For the six months ended September 30, 2003, net loss before cumulative effect of accounting change increased to $14.7 million from $7.6 million for the six months ended September 30, 2002. The net loss before cumulative effect of accounting change for both the three and six months ended September 30, 2003 includes $3.5 million in expense related to the loss from the write-down of intangibles discussed above, $3.4 million in expense related to the restructuring charge discussed above and $1.45 million in expense related to the settlement of patent litigation discussed above.

Cumulative Effect of Accounting Change

Effective April 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on our results of operations, financial position or liquidity.

Effective April 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit (the Company in this case) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. During the quarter ended September 30, 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We incurred a reduction in goodwill of $50.2 million upon the completion of our analysis, which resulted in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the quarter ended June 30, 2002. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. We performed our annual goodwill impairment analysis on October 31, 2002, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance. At September 30, 2003, no events or circumstances occurred that would necessitate the interim testing of goodwill impairment.

Net Loss

Net loss increased to $12.3 million in the three months ended September 30, 2003 from $3.0 million in the three months ended September 30, 2003. For the six months ended September 30, 2003, net loss decreased to $14.7 million from $57.8 million for the six months ended September 30, 2002. The net loss for the six months ended September 30, 2002 includes $50.2 million in expense related to the goodwill impairment charge discussed above.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

Liquidity and Capital Resources

Net cash used in operating activities totaled $7.6 million for the six months ended September 30, 2003 and $8.9 million for the six months ended September 30, 2002. Cash used in operating activities for the current period resulted from net operating losses and increases in accounts receivable and decreases in deferred revenues offset by non-cash expense items including depreciation, amortization and loss from the write-down of intangibles. The increase in accounts receivable from $6.3 million at March 31, 2003 to $9.3 million at September 30, 2003 was due primarily to a change in the billing terms of one of our significant contracts. Deferred revenues decreased from $6.3 million at March 31, 2003 to $4.1 million at September 30, 2003. Deferred revenues result from customer advance billings and prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenues until revenue recognition criteria have been met.

Net cash used in investing activities totaled $1.5 million in the six months ended September 30, 2003 as compared to $0.6 million for the six months ended September 30, 2002. The net increase reflects a decrease in proceeds from maturities of marketable securities during the six months ended September 30, 2003 offset by a decrease in restricted cash requirements.

Cash provided by financing activities totaled $13.8 million in the six months ended September 30, 2003 and $3.1 million in the six months ended September 30, 2002. The increase in cash from financing activities reflects the private placement of stock for net proceeds of $9.5 million, an increase in exercises of stock options and stock purchases in the employee stock purchase program and increased borrowings on our line of credit.

At both September 30, 2003 and March 31, 2003, we had an $8 million revolving line of credit in place that expires in December 2003. As collateral for the line of credit, we have granted a security interest in all of our assets, excluding intellectual property. Under the provisions of the line of credit, certain covenants must be met in order to remain in compliance with the lending arrangement.

On September 30, 2003, we borrowed $8.0 million under this line of credit. This entire loan balance was subsequently repaid on October 1, 2003. At September 30, 2003, one of the financial covenants specified in the line of credit was not met. To address this violation, we obtained an amendment to the line of credit agreement, effective September 30, 2003, that adjusted the financial covenant in order to bring us into compliance. As we obtained the qualified amendment, no default provisions were triggered and we remain eligible to borrow under the credit facility.

On September 8, 2003, we issued 4,166,667 shares of our common stock and warrants to purchase 1,458,333 shares of our common stock, resulting in $10,000,000 of gross proceeds to DigitalThink. Under the terms of the private placement, we sold the shares of common stock for a price of $2.40 per share plus a warrant to purchase 0.35 of a share of common stock. The warrants bear an exercise price of $3.45 per share. The exercise price and the number of shares to be issued upon exercise of the warrants are subject to future adjustments in the event of certain issuances of our equity securities for a common-equivalent per share price of less than the exercise price, with certain exclusions. The terms of the private placement also provide for an additional issuance of up to 2,083,334 shares of common stock and warrants to purchase up to 729,167 shares of common stock under the same terms and conditions as the original issuance. The investors in the original issuance have up to 120 days from the effective date of the registration statement to elect to purchase the additional shares. We incurred approximately $500,000 in issuance costs related to this private placement, which was accounted for as a reduction to the proceeds from the offering.

We believe our existing capital resources will be sufficient to meet our capital requirements for the next 12 months; however, if our capital requirements increase materially from those currently planned or if revenues fall below our expectations, as a result of the loss of key customers, material delays in the receipt of payments from customers or otherwise, we may require additional financing sooner than anticipated. Additional financing may not be available in amounts or on terms acceptable to us, if at all. We may seek to sell additional equity or debt securities or secure a larger bank line of credit. The sale of additional equity or debt securities could result in significant dilution to our stockholders. Currently, we have no other immediately available sources of liquidity. Our future liquidity and capital requirements will depend on numerous factors.

Our forecast of the period of time during which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Actual financial resources to support ongoing operations may differ materially from estimates. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures, as well as the macroeconomic environment, will affect our capital requirements as will funding of net losses and possible negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products and technologies.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus did not have a material effect on the Company's financial position or operating results.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN 46 was effective for variable interest entities created after January 31, 2003. As the Company has not created or obtained any variable interest entities, the provisions of FIN 46 are not expected to have an effect on the Company's consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

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

Statements regarding our future financial performance or results of operations, including expected revenue growth, future expenses, and other future or expected performance are subject to risks and uncertainties, including those described below under the heading "Risk Factors" and in the section above entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $233.1 MILLION AT SEPTEMBER 30, 2003. WE EXPECT LOSSES OVER AT LEAST THE NEXT TWO QUARTERS AND WE MAY NOT ACHIEVE PROFITABILITY WITHIN THE TIMEFRAMES PUBLIC STOCKHOLDERS ANTICIPATE.

We have experienced losses in each quarter since our inception. Our accumulated deficit as of September 30, 2003 was $233.1 million. We have never achieved a profitable quarter and we may continue to incur quarterly losses if our revenue growth does not meet expectations while our current expense structure remains in place. If we do achieve profitability, we will need to continue to generate revenues greater than expenses on a quarterly or annual basis in the future to continue being profitable. We plan to develop and acquire new course offerings with new areas of expertise that may increase operating losses if those expenses are not immediately offset by new revenues.

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

We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if these customers slowed or cancelled purchases or delayed payment in any future fiscal or quarterly period. In the second fiscal quarter of 2004, our five largest customers accounted for 68.6% of our total revenues of $11.0 million. We expect that our major customers will continue to account for a significant portion of our revenues during future fiscal periods until we are able to increase the number of new or existing long-term, large customers. Accordingly, changes in these customers' businesses and in their views regarding the value of e-learning in general and our products and services in particular could harm our financial performance.

IN ANY QUARTER, A DELAY IN RECEIVING PAYMENT FROM A KEY CUSTOMER COULD HARM OUR PERFORMANCE.

We expect that in the next twelve months, we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if any of these customers delayed payment in any future fiscal period. For example, in the second quarter of fiscal 2004, our largest customer accounted for 41.2% and another customer accounted for 12.5% of our total revenues of $11.0 million.

WE HAVE A SIGNIFICANT BUSINESS PRESENCE IN INDIA AND RISKS ASSOCIATED WITH DOING BUSINESS THERE COULD DISRUPT OR HARM OUR BUSINESS.

In order to reduce costs associated with course development, we have established a significant presence in India through the addition of several new employees to two organizations we acquired in fiscal 2002. As of September 30, 2003, we had 157 employees in two separate locations in India. Difficulties that we could encounter with our Indian operations or with other international operations that we may establish in the future include the following:

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

THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In the second quarter of fiscal 2004, we had revenues of $11.0 million and expenses of $23.3 million. The new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects, forecast sales or predict the trends in the e-learning market and in our business.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our revenues and operating results are volatile and difficult to predict and may be susceptible to declines in future periods. Our quarterly results of operations may fluctuate significantly in the future due to the delays in the progress of ongoing work, shortfalls in orders or the timing of when the orders are booked in the quarter. We therefore believe that quarter-to-quarter comparisons of our operating results may not be an accurate indication of our future performance. In the event of a revenue or order shortfall or unanticipated expenses in some future quarter or quarters, our operating results may be below the expectations of public market analysts or investors. In such an event, the price of our common stock may decline significantly. Our operating expenses are largely fixed in the short term and based, to a significant degree, on our estimates of future revenue. We will likely be unable to, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would cause our quarterly results for a particular period to decline.

IN RECOGNIZING REVENUES WE DEPEND ON THE TIMELY ACHIEVEMENT OF VARIOUS MILESTONES, AND OUR INABILITY TO RECOGNIZE REVENUES IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access. Most of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 48% of our total revenues for the three months ended September 30, 2003. Our ability to recognize revenues from custom courses depends upon our customers providing us with subject matter experts, content and prompt acceptance of our work through each stage of development. Accordingly, if customers do not meet all project deadlines in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

IF WE RELEASE UPDATED OR NEW PRODUCTS CONTAINING DEFECTS, WE MAY NEED TO RECONFIGURE AND RE-RELEASE THOSE PRODUCTS, AND OUR BUSINESS AND REPUTATION WOULD BE HARMED.

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

Due  to the  high  level  of  market  fragmentation,  we do  not  often  compete head-to-head with any particular company. On occasion, our customers may evaluate our solution by comparison with solutions offered by other e-learning companies or even their own in-house development capabilities. These companies may include publicly-held companies and other regional web development organizations. We may not provide solutions that compare favorably with traditional or new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. Larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

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

THE EXPECTED GROWTH IN OUR BUSINESS REQUIRES CONTINUOUS IMPROVEMENT TO OUR TECHNOLOGY INFRASTRUCTURE AND A FAILURE TO MAKE SUCH IMPROVEMENTS COULD LEAD TO CUSTOMER DISSATISFACTION AND LOSS OF REVENUES.

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

We have developed a fully redundant fail-over site to address the high volume of traffic and course delivery needs required of our site. If our Web site fails for any reason and the fail-over site does not operate as planned, our business and reputation would be materially harmed. We cannot accurately project the rate or timing of any increases in traffic to our Web site and the failure to expand and upgrade the Web site or any system error; failure or extended downtime could materially harm our business, reputation, financial condition or results of operations.

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

WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS AND MAY BECOME SUBJECT TO ADDITIONAL PROCEEDINGS. THESE PROCEEDINGS COULD HARM OUR BUSINESS.

In October 2001, DigitalThink and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that DigitalThink, certain of our officers and directors, and the underwriters of our initial public offering ("IPO") violated Section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus pertaining to the IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. Similar complaints were filed in the same Court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s (the "IPO Lawsuits"). In October 2002, the Court entered an order dismissing our officers and directors named in the lawsuit from the IPO Lawsuits without prejudice. In February 2003, the Court issued a decision denying the motion to dismiss the Section 10(b) claim against us, but granting the motion to dismiss the Section 11 claim without leave to amend. In June 2003, Issuers and the plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although our board of directors has approved this settlement proposal in principle, the actual settlement agreement remains subject to a number of procedural conditions, as well as formal approval by the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management's attention and resources. Although no assurance can be given that this matter will be resolved in our favor, we believe that the resolution of the IPO Lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows.

In August 2002, a complaint was filed in the United States  District  Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. Substantially similar complaints were filed against other companies in the e-learning industry, including Skillsoft Corporation, Saba Software, Inc. and Docent, Inc. The complaint, amended in November 2002, alleged infringement of five patents and sought damages and injunctive relief. We filed an answer to the amended complaint asserting a number of affirmative defenses. In addition, we filed counterclaims against IP Learn seeking declaratory relief that we did infringe the patents-in-suit and that each of the patents-in-suit was invalid. In early November 2003, we reached a tentative settlement with IP Learn to license IP Learn's technology and to settle the patent litigation. Under the terms of the tentative settlement, IP Learn would agree to release all claims covered by the lawsuit. In addition, IP Learn would grant to us irrevocable licenses for the patents covered by the lawsuit. In exchange, we would agree to pay approximately $1.5 million to IP Learn in the form of approximately half in cash and half in stock and to release all counterclaims covered by the lawsuit. While this tentative settlement agreement was reached after September 30, 2003, the litigation that gave rise to the tentative settlement agreement existed at the balance sheet date of September 30, 2003. Accordingly, we recognized expenses of $1.6 million during the quarter ended September 30, 2003 representing the tentative settlement amount of approximately $1.5 million and legal fees of approximately $0.1 million.

In May 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC against Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, DigitalThink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint, amended in November 2002, alleges infringement of one of the plaintiff's patents, and seeks damages and injunctive relief. We have filed an answer to the complaint asserting a number of affirmative defenses. In addition, we have filed counterclaims against IP Innovation seeking declaratory relief that we do not infringe the patents-in-suit and that each of the patents-in-suit are invalid. We believe the IP Innovation lawsuit is without merit and intend to defend against it vigorously. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

Interest Rate Risk

As of September 30, 2003, we had cash and cash equivalents of $27.4 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally the Company had no marketable securities, classified as available for sale, with maturities greater than three months. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase or decrease in market interest rates of 10% from the market rates in effect at September 30, 2003 would cause the fair value of these investments to change by an immaterial amount. Declines in interest rates over time would result in lower interest income.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In October 2001, DigitalThink and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that DigitalThink, certain of our officers and directors, and the underwriters of our initial public offering ("IPO") violated Section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus pertaining to the IPO failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. Similar complaints were filed in the same Court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s (the "IPO Lawsuits"). In October 2002, the Court entered an order dismissing our officers and directors named in the lawsuit from the IPO Lawsuits without prejudice. In February 2003, the Court issued a decision denying the motion to dismiss the Section 10(b) claim against us, but granting the motion to dismiss the Section 11 claim without leave to amend. In June 2003, Issuers and the plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although our board of directors has approved this settlement proposal in principle, the actual settlement agreement remains subject to a number of procedural conditions, as well as formal approval by the Court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management's attention and resources. Although no assurance can be given that this matter will be resolved in our favor, we believe that the resolution of the IPO Lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows.

In August 2002, a complaint was filed in the United States  District  Court for the Northern District of California by IP Learn, LLC against DigitalThink and two of its customers. Substantially similar complaints were filed against other companies in the e-learning industry, including Skillsoft Corporation, Saba Software, Inc. and Docent, Inc. The complaint, amended in November 2002, alleged infringement of five patents and sought damages and injunctive relief. We filed an answer to the amended complaint asserting a number of affirmative defenses. In addition, we filed counterclaims against IP Learn seeking declaratory relief that we did infringe the patents-in-suit and that each of the patents-in-suit was invalid. In early November 2003, we reached a tentative settlement with IP Learn to license IP Learn's technology and to settle the patent litigation. Under the terms of the tentative settlement, IP Learn would agree to release all claims covered by the lawsuit. In addition, IP Learn would grant to us irrevocable licenses for the patents covered by the lawsuit. In exchange, we would agree to pay approximately $1.5 million to IP Learn in the form of approximately half in cash and half in stock and to release all counterclaims covered by the lawsuit. While this tentative settlement agreement was reached after September 30, 2003, the litigation that gave rise to the tentative settlement agreement existed at the balance sheet date of September 30, 2003. Accordingly, we recognized expenses of $1.6 million during the quarter ended September 30, 2003 representing the tentative settlement amount of approximately $1.5 million and legal fees of approximately $0.1 million.

In May 2002, a complaint was filed in the United States District Court for the Southern District of Texas, Houston Division by IP Innovation LLC against Thomson Learning, Inc., Skillsoft Corporation, eCollege.com, DigitalThink, Inc., Docent, Inc., Blackboard, Inc., Global Knowledge Network, Inc. and The Princeton Review. The complaint, amended in November 2002, alleges infringement of one of the plaintiff's patents, and seeks damages and injunctive relief. We have filed an answer to the complaint asserting a number of affirmative defenses. In addition, we have filed counterclaims against IP Innovation seeking declaratory relief that we do not infringe the patents-in-suit and that each of the patents-in-suit are invalid. We believe the IP Innovation lawsuit is without merit and intend to defend against it vigorously. Although no assurance can be given that this matter will be resolved in the Company's favor, the Company believes the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 8, 2003, we issued 4,166,667 shares of our common stock and warrants to purchase 1,458,333 shares of our common stock, resulting in $10,000,000 of gross proceeds to DigitalThink. Under the terms of the private placement, we sold the shares of common stock for a price of $2.40 per share plus a warrant to purchase 0.35 of a share of common stock. The warrants bear an exercise price of $3.45 per share. The exercise price and the number of shares to be issued upon exercise of the warrants are subject to future adjustments in the event of certain issuances of our equity securities for a common-equivalent per share price of less than the exercise price, with certain exclusions. The terms of the private placement also provide for an additional issuance of up to 2,083,334 shares of common stock and warrants to purchase up to 729,167 shares of common stock under the same terms and conditions as the original issuance. The investors in the original issuance have up to 120 days from the effective date of the registration statement to elect to purchase the additional shares. We incurred approximately $500,000 in issuance costs related to this private placement, which was accounted for as a reduction to the proceeds from the offering. The issuances to date were exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 30, 2003, the Company held its 2003 Annual Meeting of Stockholders. At the annual meeting, the Company's stockholders were asked to vote upon the following proposals: 1) to elect two Class I directors to hold office until the 2006 annual meeting of stockholders; 2) to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending March 31, 2004; and 3) to approve the 1999 Employee Stock Purchase Plan, as amended to increase the number of shares reserved thereunder by 700,000 shares. The results of the voting were as follows:

     Proposal 1 - Election of Directors:

                                                             Votes
                                                    --------------------------
            Nominee                                    For            Withheld
            -------                                 ----------       ---------
            Steven L. Eskenazi                      35,494,701         819,838
            Samuel D. Kingsland                     35,239,927       1,074,612


          The following directors' terms of office continue after the meeting:
                Michael W. Pope
                Roger V. Goddu
                William H. Lane, III
                Peter J. Goettner
                Jon C. Madonna
                Roderick C. McGeary

     Proposal 2 - Ratification of Deloitte & Touche LLP:

                                                      Votes
                                   -------------------------------------------
                                       For             Against         Abstain
                                   ----------          -------         -------
                                   35,898,765          392,730          23,044

     Proposal 3 - Approval of increase to the number of shares authorized for issuance under the 1999 Employee Stock Purchase Plan:

                                                      Votes
                                   -------------------------------------------
                                       For             Against         Abstain
                                   ----------          -------         -------
                                   34,528,216        1,750,693          35,630

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

4.1 Securities Purchase Agreement dated as of September 8, 2003 (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement filed on Form S-3 (No. 333-108939))

4.2 Registration Rights Agreement dated as of September 8, 2003 (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement filed on Form S-3 (No. 333-108939)

4.3 Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement filed on Form S-3 (No. 333-108939)

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

1) We filed a Current Report on Form 8-K dated July 16, 2003 reporting under Items 7 and 9 to furnish a press release dated July 16, 2003 in which we announced our financial results for the first quarter ended June 30, 2003.

2) We filed a Current Report on Form 8-K dated September 9, 2003 reporting under Items 5 and 7 to report the completion of a private placement of stock and warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIGITALTHINK, INC.
                                 (Registrant)


Date:  November 14, 2003         /s/   MICHAEL W. POPE
                                 -----------------------------------------------
                                 Michael W. Pope
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer)


Date:  November 14, 2003         /s/   ROBERT J. KROLIK
                                 -----------------------------------------------
                                 Robert J. Krolik
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)