Form 10-Q
period 2003-12-31
DIGITALTHINK INC
filed 2004-02-17
CIK 1100514

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

                For the quarterly period ended December 31, 2003

                                       or

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

As of February 11, 2004, the Registrant had outstanding 49,785,858 shares of Common Stock, $0.001 par value.

================================================================================

                      DIGITALTHINK, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                     For the Quarter Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
PART I: FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited):

              Consolidated Balance Sheets as of December 31, 2003 and
              March 31, 2003                                                   3

              Consolidated Statements of Operations for the three and
              nine months ended December 31, 2003 and 2002                     4

              Consolidated Statements of Cash Flows for the
              nine months ended December 31, 2003 and 2002                     5

              Notes to Consolidated Financial Statements                       6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      33

Item 4.       Controls and Procedures                                         33

PART II: OTHER INFORMATION

Item 1.       Legal Proceedings                                               34

Item 2.       Changes in Securities and Use of Proceeds                       34

Item 3.       Defaults Upon Senior Securities                                 34

Item 4.       Submission of Matters to a Vote of Security Holders             34

Item 5.       Other Information                                               34

Item 6.       Exhibits and Reports on Form 8-K                                35

SIGNATURES                                                                    36

                      DIGITALTHINK, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  December 31,        March 31,
                                                      2003              2003
                                                  ------------      ------------
ASSETS
Current assets:
 Cash and cash equivalents........................$    23,373       $    22,668
 Accounts receivable, net of allowance for
  doubtful accounts of $278 and $300, respectively     10,097             6,344
 Prepaid expenses and other current assets........      2,032             2,302
                                                  ------------      ------------
    Total current assets..........................     35,502            31,314

 Restricted cash and deposits.....................      3,710             4,041
 Property and equipment, net......................     12,810            14,510
 Goodwill and other intangible assets.............     24,628            23,747
                                                  ------------      ------------
    Total assets..................................$    76,650       $    73,612
                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................$     1,789       $     2,213
 Accrued liabilities..............................      4,691             4,140
 Borrowings under line of credit and
  capital lease obligations.......................      8,373             5,266
 Deferred revenues................................      3,473             6,343
                                                  ------------      ------------
    Total current liabilities.....................     18,326            17,962

Long-term restructuring liability and
 capital lease obligations........................      9,230             5,892
                                                  ------------      ------------
    Total liabilities.............................     27,556            23,854
                                                  ------------      ------------

Stockholders' equity:
 Common stock-- $0.001 par value per share;
  250,000 shares authorized; issued and
  outstanding 49,698 at December 31, 2003
  and 41,619 at March 31, 2003....................    285,612           268,718
 Deferred stock compensation......................        (56)             (224)
 Accumulated other comprehensive loss.............       (285)             (298)
 Accumulated deficit..............................   (236,177)         (218,438)
                                                  ------------      ------------
    Total stockholders' equity....................     49,094            49,758
                                                  ------------      ------------
    Total liabilities and stockholders' equity....$    76,650       $    73,612
                                                  ============      ============


          See accompanying notes to consolidated financial statements.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                        Three Months Ended    Nine Months Ended
                                           December 31,          December 31,
                                        -------------------  -------------------
                                           2003     2002        2003      2002
                                        --------- ---------  --------- ---------
Revenues:
 Delivered Learning fees................$  5,701  $  5,554   $ 17,098  $ 16,415
 Learning Solution services.............   4,892     5,481     16,368    14,248
                                        --------- ---------  --------- ---------
    Total revenues......................  10,593    11,035     33,466    30,663

Costs and expenses:
 Cost of Delivered Learning fees........   1,060     1,042      3,109     3,657
 Cost of Learning Solution services.....   2,811     1,852      8,247     4,928
 Content research and development.......   1,252     1,346      3,902     4,214
 Technology research and development....   1,261     1,667      4,790     5,267
 Selling and marketing..................   3,807     3,355     11,160    10,268
 General and administrative.............   2,061     1,510      6,375     5,357
 Depreciation...........................   1,368     1,729      4,333     5,253
 Amortization of intangibles and warrants     81       345        840     1,064
 Amortization of stock-based compensation*    56       105        168       368
 Settlement of patent litigation........       -         -      1,450         -
 Loss from write-down of intangibles....       -         -      3,507         -
 Restructuring charge (recovery)........     (53)      (83)     3,384       (83)
                                        --------- ---------  --------- ---------
    Total costs and expenses............  13,704    12,868     51,265    40,293
                                        --------- ---------  --------- ---------

Loss from operations....................  (3,111)   (1,833)   (17,799)   (9,630)
Interest and other income...............      25        60         60       224
                                        --------- ---------  --------- ---------
Net loss before cumulative effect of
 accounting change......................  (3,086)   (1,773)   (17,739)   (9,406)
Cumulative effect of accounting change..       -         -          -   (50,189)
                                        --------- ---------  --------- ---------
Net loss................................$ (3,086) $ (1,773)  $(17,739) $(59,595)
                                        ========= =========  ========= =========

Net loss per share--basic and diluted:
Before cumulative effect of
 accounting change......................$  (0.06).$  (0.04)  $  (0.39) $  (0.23)
Cumulative effect of accounting change..       -         -          -     (1.22)
                                        --------- ---------  --------- ---------
Net loss per share--basic and diluted...$  (0.06) $  (0.04)  $  (0.39) $  (1.45)
                                        ========= =========  ========= =========

Shares used in computing basic and
 diluted loss per share..........         49,197    41,372     46,070    41,090
                                        ========= =========  ========= =========

(*) Stock-based compensation:
    Cost of Delivered Learning fees.....$      1  $      1   $      3  $      3
    Cost of Learning Solution services..       5        11         15        37
    Content research and development....       1         1          3         3
    Technology research and development.      14        26         42        92
    Selling and marketing...............      18        33         54       117
    General and administrative..........      17        33         51       116
                                        --------- ---------  --------- ---------
    Total...............................$     56  $    105   $    168  $    368
                                        ========= =========  ========= =========

          See accompanying notes to consolidated financial statements.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                            December 31,
                                                  ------------------------------
                                                      2003              2002
                                                  ------------      ------------
Cash flows from operating activities:
 Net loss.........................................$   (17,739)      $   (59,595)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Cumulative effect of accounting change..........          -            50,189
  Provision for doubtful accounts.................        (35)              154
  Depreciation....................................      4,333             5,253
  Loss on disposal of property and equipment......        145                64
  Amortization of intangibles and warrants........        840             1,064
  Amortization of stock-based compensation........        168               368
  Settlement of patent litigation.................      1,450                 -
  Loss from write-down of intangibles.............      3,507                 -
  Restructuring charge (recovery).................      3,384               (83)
  Changes in assets and liabilities:
   Accounts receivable............................     (3,454)            1,154
   Prepaid expenses and other current assets......        339                96
   Accounts payable...............................       (537)             (868)
   Accrued liabilities............................       (488)           (3,885)
   Deferred revenues..............................     (3,348)           (3,836)
                                                  ------------      ------------
    Net cash used in operating activities.........    (11,435)           (9,925)
                                                  ------------      ------------

Cash flows from investing activities:
 Restricted cash (increase) decrease..............        331               (58)
 Purchases of property and equipment..............     (2,737)           (2,759)
 Proceeds from sales of property and equipment....          5                92
 Cash received in acquisition, net of
  acquisition costs...............................        188                 -
 Proceeds from maturities of marketable securities          -             1,640
                                                  ------------      ------------
    Net cash used in investing activities.........     (2,213)           (1,085)
                                                  ------------      ------------

Cash flows from financing activities:
 Proceeds from issuance of notes payable..........     24,187            15,300
 Repayments of notes payable......................    (21,003)          (12,445)
 Proceeds from exercises of stock options.........        982               202
 Proceeds from sales of common stock..............     10,175               632
                                                  ------------      ------------
    Net cash provided by financing activities.....     14,341             3,689
                                                  ------------      ------------

Effect of exchange rate changes on cash and
 cash equivalents.................................         12               (27)
Net increase (decrease) in cash and cash equivalents      705            (7,348)
Cash and cash equivalents, beginning of period....     22,668            29,470
                                                  ------------      ------------
Cash and cash equivalents, end of period..........$    23,373       $    22,122
                                                  ============      ============

Supplemental disclosure of noncash investing and
financing activities:
 Issuance of common stock for acquisitions........$     4,960       $         -
 Issuance of common stock for settlement of
  patent litigation...............................$       734       $         -
 Cash paid for interest...........................$        42       $        52


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

2.  Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus did not have an effect on the Company's financial position or operating results.

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132, as revised, increases the existing disclosure requirements pertaining to pension and benefit plans in both annual and interim filings. The provisions of SFAS No. 132 are applicable for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of SFAS No. 149 will not have an effect on the Company's financial position or results of operations.

3.  Stock Plan Information

The Company's stock option plans provide for grants of incentive or non-statutory stock options to officers, employees, directors, and consultants. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

3.  Stock Plan Information  - (Continued)

If compensation expense for the Company's various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company's pro-forma net earnings, basic and diluted earnings per common share would have been as follows:


                                        Three Months Ended    Nine Months Ended
                                            December 31,          December 31,
                                           2003      2002       2003     2002
                                        --------- ---------  --------- ---------
Net loss (in thousands):
 As reported............................$ (3,086) $ (1,773)  $(17,739) $(59,595)
 Add: Stock based employee compensation
  included in reported net loss.........      56       105        168       368
 Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for awards....  (1,186)     (160)    (2,597)   (4,205)
                                        --------- ---------  --------- ---------
 Pro forma                              $ (4,216) $ (1,828)  $(20,168) $(63,432)
                                        ========= =========  ========= =========

Basic and diluted net loss per share:
 As reported............................$  (0.06) $  (0.04)  $  (0.39) $  (1.45)
 Pro forma..............................$  (0.09) $  (0.04)  $  (0.44) $  (1.54)


The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes multiple option valuation approach. The following table illustrates the weighted average assumptions used in the calculations:


                                        Three Months Ended    Nine Months Ended
                                           December 31,         December 31,
                                           2003      2002       2003      2002
                                        --------- ---------  --------- ---------

Risk-free interest rates                    1.77%     1.75%      1.71%     2.21%
Expected dividend yield                       --        --         --        --
Expected life after vesting (in years)      1.50      1.50       1.50      1.50
Expected volatility                           67%      117%        79%      119%


4.  Net Loss Per Share

The following table sets forth the computation of net loss per share:


                                        Three Months Ended    Nine Months Ended
                                            December 31,         December 31,
                                           2003      2002       2003     2002
                                        --------- ---------  --------- ---------
Net loss (in thousands):
 Net loss before cumulative effect of
  accounting change                     $ (3,086) $ (1,773)  $(17,739) $ (9,406)
 Cumulative effect of accounting change        -         -          -   (50,189)
                                        --------- ---------  --------- ---------
 Net loss                               $ (3,086) $ (1,773)  $(17,739) $(59,595)
                                        ========= =========  ========= =========

Weighted average common shares
outstanding used in computing basic and
diluted loss per share                    49,197    41,372     46,070    41,090
                                        ========= =========  ========= =========

Net loss per share:
 Before cumulative effect of
  accounting change                     $  (0.06) $  (0.04)  $  (0.39) $  (0.23)
 Cumulative effect of accounting change        -         -          -     (1.22)
                                        --------- ---------  --------- ---------
 Net loss per share--basic and diluted  $  (0.06) $  (0.04)  $  (0.39) $  (1.45)
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


        DigitalThink common stock                            $  4,940
        Transaction costs                                         125
        Cash received                                            (313)
                                                             ---------
        Total purchase price                                 $  4,752
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

6.   Restructuring Charge (Recovery)

During the three months ended December 31, 2003, the Company recognized a restructuring recovery of $53,000 reflecting the adjustment of certain restructuring expenses previously recorded. During the quarter, the Company successfully sublet one of its leased facilities earlier than had previously been expected and on terms more favorable to the Company. This event, along with minor adjustments to the amounts due under the other leases included in the 2002 Restructuring (discussed below), resulted in a net recovery to the Company of $246,000. This recovery was partially offset by expense resulting from an unfavorable change in foreign currency translation assumptions of $161,000 and additional expenses of $32,000 recognized in conjunction with the 2003 Restructuring (discussed below). During the nine months ended December 31, 2003, the Company recognized a restructuring charge of $3.4 million which was comprised of the $3.5 million restructuring charge recognized during the quarter ended September 30, 2003 offset by a $36,000 restructuring recovery recognized during the three months ended June 30, 2003 and the $53,000 restructuring recovery recognized during the three months ended December 31, 2003. During the three and nine months ended December 31, 2002, the Company recognized a restructuring recovery of $83,000 reflecting the reversal of certain restructuring expenses previously accrued as a result of a change in certain lease assumptions.

During the quarter ended September 30, 2003, the Company recorded a restructuring charge of $3.5 million, in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Accordingly, costs associated with the exit activities were measured and recorded at fair value when the liability was incurred. The following is a discussion of the components of this charge and the subsequent adjustments to the restructuring liability.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

6.   Restructuring Charge (Recovery) - (Continued)

2002 Restructuring
In March 2002, the Company initiated a strategic initiative, under which the Company restructured its business in response to the current market environment and as part of its continuing program to create efficiencies within its operations (the "2002 Restructuring"). At that time, a restructuring charge was recorded for, among other things, the costs associated with unutilized lease facilities vacated in conjunction with the strategic initiative. In order to estimate the future cost of these lease facilities, certain assumptions were made at that time concerning the sub-lease income to be realized on the facilities. During the quarter ended September 30, 2003, the Company reviewed and revised certain of these assumptions with respect to amounts and timing of expected cash flows to better reflect the current real estate environment. As a result, an additional restructuring charge of $3.0 million was recorded during the quarter ended September 30, 2003. During the three months ended December 31, 2003, the Company paid net lease-related cash payments of $356,000 related to this component of the restructuring liability. Additionally, the Company recognized a non-cash adjustment of $20,000 to write-off amounts accrued in the 2002 Restructuring for purchase accounting adjustments made to one of the leases acquired as a result of the LearningByte International, Inc. acquisition. The Company recognized a net recovery of $85,000 related to this component of the restructuring liability as a result of the favorable sub-lease event and unfavorable foreign currency translation assumptions discussed above. The remaining accrued liability (net of anticipated sub-lease proceeds) of $7.5 million will be paid over the respective lease terms through 2016.

2003 Restructuring
During the quarter ended September 30, 2003, the Company continued to evaluate the market environment, along with the Company's organizational structure and its expectations regarding future revenue levels. Based on this evaluation, the Company determined that it would initiate a further restructuring of its U.S and India operating structure (the "2003 Restructuring"). This restructuring plan included the closure of one India facility and a reduction of the U.S. workforce associated with certain research and development activities. The total charge recorded for the 2003 Restructuring was $512,000, which included the following:

o Employee Termination Costs - The Company reduced its workforce by 56 employees - 38 employees as a result of the India facility closure and 18 employees as a result of a reduction in development activities in the United States. These reductions resulted in severance charges of $268,000. During the three months ended December 31, 2003, the Company paid $50,000 in termination payments and recognized an additional restructuring expense of $1,000 related to this component of the restructuring liability. The remaining accrued liability of $4,000 will be paid during the three months ending March 31, 2004.

o Facility-Related Costs - Despite the closure of the India facility, the Company will continue to incur certain costs associated with the lease and maintenance of the vacated premises until such time as the associated contracts may be legally terminated. As these continuing obligations have no future value to the organization, the Company recorded a charge of $84,000 for the excess of the cost of the remaining obligations over their estimated market value. During the three months ended December 31, 2003, the Company paid facilities-related cash payments of $96,000 and recognized an additional restructuring expense of $35,000 as a result of additional unanticipated costs. The remaining accrued liability of $20,000 is expected to be paid during the three months ending March 31, 2003.

o Asset Disposal Costs - In conjunction with the closure of the India facility, the Company disposed of, or removed from operations, certain equipment and leasehold improvements located in the facility. As a result, the Company recorded a restructuring charge of $160,000 representing the write-down of the excess of the cost of the assets to their estimated net realizable values. During the three months ended December 31, 2003, the Company recognized a non-cash adjustment of $137,000 related to the disposal of this equipment and a restructuring recovery of $4,000 as a result of more favorable disposal terms than expected. The remaining costs to remove the leasehold improvements are estimated to be $19,000 and are expected to be paid during the three months ending March 31, 2003.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

6.   Restructuring Charge (Recovery) - (Continued)

The following table sets forth the activity related to the restructuring liabilities during the three months ended December 31, 2003 (in thousands):


                                       2002
                                  Restructuring
                                    ----------
                                     Facility-
                                       Related
                                         Costs
                                    ----------
Restructuring liability at 9/30/03  $   7,924
Restructuring expense (recovery)          (85)
Net cash payments                        (356)
Non-cash adjustments                       20
                                    ----------
Restructuring liability at 12/31/03 $   7,503
                                    ==========


                                                 2003 Restructuring
                                    --------------------------------------------
                                                                           Total
                                                                            2003
                                      Employee  Facility-       Asset   Restruc-
                                   Termination    Related    Disposal     turing
                                         Costs      Costs       Costs      Costs
                                    ---------- ---------- ----------- ----------
Restructuring liability at 9/30/03  $      53  $      81  $      160  $     294
Restructuring expense (recovery)            1         35          (4)        32
Net cash payments                         (50)       (96)          -       (146)
Non-cash adjustments                        -          -        (137)      (137)
                                    ---------- ---------- ----------- ----------
Restructuring liability at 12/31/03 $       4  $      20  $       19  $      43
                                    ========== ========== =========== ==========


                                      Total
                                  Restructuring
                                      Costs
                                    ----------
Restructuring liability at 9/30/03  $   8,218
Restructuring expense (recovery)          (53)
Net cash payments                        (502)
Non-cash adjustments                     (117)
                                    ----------
Restructuring liability at 12/31/03 $   7,546
                                    ==========


At December 31, 2003, the restructuring liability was recorded as $1.1 million in accrued liabilities and $6.4 million in long-term restructuring liability and capital lease obligations on the Consolidated Balance Sheets.

7.  Accounts Receivable, Net

Accounts receivable presented on the Consolidated Balance Sheets includes the following components:


                                          December 31, 2003     March 31, 2003
                                          -----------------    -----------------
Accounts receivable                           $  7,024             $  3,040
Unbilled revenues                                3,264                3,544
Other receivables                                   87                   60
Allowance for doubtful accounts                   (278)                (300)
                                              ---------            ---------
Total accounts receivable, net                 $10,097             $  6,344
                                              =========            =========


Unbilled revenues represent revenue recognized for work that was completed, but was not yet billable under the terms of the contractual agreement. These amounts are recoverable over the life of the contractual agreement as the specific billing milestones are reached.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

8.  Goodwill and Intangibles

Effective April 1, 2002, the Company adopted SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on the results of operations, financial position or liquidity of the Company.

Effective April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit (the Company in this case) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. During the quarter ended September 30, 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We incurred a reduction in goodwill of $50.2 million upon the completion of our analysis, which resulted in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the quarter ended June 30, 2002. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The Company performed its annual goodwill impairment analysis on October 31, 2003, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance. During the quarter ended December 31, 2003, no events or circumstances occurred that would necessitate the interim testing of goodwill impairment.

At September 30, 2003, the Company determined that the technology acquired through the August 28, 2001 LearningByte International, Inc. ("LBI") acquisition was no longer utilized in Company operations as a result of the release of the L5 Desktop Client in July 2003. As such, it was established that the remaining cost of the associated intangible asset was not recoverable and that no residual value or sales value existed for the asset. Accordingly, the Company recognized an impairment loss of $3.5 million at September 30, 2003 representing the write-down of the LBI intangible to zero.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2003 and March 31, 2003 are as follows (in thousands):


                                                  December 31, 2003
                                     -------------------------------------------
                                             Gross
                                          Carrying    Accumulated       Net Book
                                            Amount   Amortization          Value
                                     -------------  -------------  -------------
Amortized Intangible Assets:
LBI acquired technology                        --             --             --
Horn acquired technology             $        464   $        (66)  $        398
Horn customer contracts                       857           (151)           706
                                     -------------  -------------  -------------
   Total                             $      1,321   $       (217)  $      1,104
                                     =============  =============  =============


                                                   March 31, 2003
                                     -------------------------------------------
                                             Gross
                                          Carrying    Accumulated       Net Book
                                            Amount   Amortization          Value
                                     -------------  -------------  -------------
Amortized Intangible Assets:
LBI acquired technology              $      6,100   $     (1,982)  $      4,118
Horn acquired technology                       --             --             --
Horn customer contracts                        --             --             --
                                     -------------  -------------  -------------
   Total                             $      6,100   $     (1,982)  $      4,118
                                     =============  =============  =============


Amortization expense recorded on intangible assets for the three and nine months ended December 31, 2003 was $77,000 and $827,000, respectively. For the three and nine months ended December 31, 2002, the amortization expense recorded was $341,000 and $1.1 million respectively. The estimated future amortization expense by fiscal year is as follows: three months ended March 31, 2004 is $77,000; 2005-2007 is $307,000 per year; 2008 is $102,000 and 2009 is $4,000.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

9.  Contingencies

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

Customer Contracts

The Company recently received a letter from Electronic Data Systems Corporation ("EDS") alleging that the Company is in material default under the agreement between the two companies. While the Company believes that all alleged instances of default are either wholly without merit or completely cured, EDS maintains that it has the ability to terminate the agreement and has informed the Company that it may do so. The Company believes that EDS does not have the ability to terminate the agreement. If the Company and EDS are unable to reach a mutually agreeable business resolution regarding this matter, and EDS refuses to comply with its payment and other obligations under the contract, the Company intends to pursue all breach of contract and other claims that the Company has against EDS. If EDS were to purport to terminate its agreement with the Company, the Company could experience a material adverse effect on its financial position, results of operations, and cash flows. As a result of this dispute, the Company is instituting a plan that would require significant expense reductions including headcount reductions and an attempt to renegotiate the Company's real property leases or terminate them altogether. The lease terminations have yet to be negotiated and cannot be assured.

                      DIGITALTHINK, INC. AND SUBSIDIARIES

9.  Contingencies - (Continued)

Through December 31, 2003, the amount of EDS contract revenues that were recognized by the Company in excess of amounts collected totaled $3.2 million, which amount is reflected as accounts receivable on the consolidated balance sheet as of that date. Notwithstanding EDS's allegations discussed above, the Company believes the reflection of such amount as accounts receivable is reasonable because this amount is reasonably assured of being collectible under the contract. The Company continues to serve catalog courses and develop custom courses for EDS. If the Company were unsuccessful in collecting this amount, this receivable could be subject to write-off in a future accounting period. As of February 13, 2004, this balance was due and payable but had not yet been paid by EDS.

10. Settlement of Patent Litigation

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IpLearn, LLC ("IpLearn") against the Company and two of its customers. Substantially similar complaints were filed against other companies in the e-learning industry, including Skillsoft Corporation, Saba Software, Inc. and Docent, Inc. The complaint, amended in November 2002, alleged infringement of five patents and sought damages and injunctive relief. The Company filed an answer to the amended complaint asserting a number of affirmative defenses. In addition, the Company filed counterclaims against IpLearn seeking declaratory relief that the Company did not infringe the patents-in-suit and that each of the patents-in-suit was invalid. On November 24, 2003, the Company reached a settlement with IpLearn to settle the patent litigation. Under the terms of the settlement, IpLearn agreed to release all claims covered by the lawsuit and grant the Company irrevocable licenses for the patents covered by the lawsuit. Under the terms of the settlement, there was no admission of liability by either party. In exchange, the Company agreed to pay approximately $700,000 in cash to IpLearn, to issue 287,784 shares of common stock to IpLearn and to release all counterclaims covered by the lawsuit. The cash payment will be made over two years. The stock was issued on November 25, 2003. While this settlement agreement was reached after September 30, 2003, the litigation that gave rise to the settlement agreement existed at the balance sheet date of September 30, 2003. Accordingly, the Company recognized expense of $1.6 million during the quarter ended
September 30, 2003, and for the nine months ended December 31, 2003, representing the settlement amount of approximately $1.5 million and legal fees of approximately $0.1 million.

11. Credit Facility

In December 2001, the Company entered into a Loan and Security Agreement ("Loan Agreement") with a financial institution to borrow up to $8.0 million under a one-year, revolving line of credit. In December 2003, this Loan Agreement was renewed to extend the term to December 17, 2004. As collateral under the Loan Agreement, the Company granted a security interest in all of the Company's assets, excluding intellectual property. Under the provisions of the Loan Agreement, certain covenants must be met in order to remain in compliance with the lending arrangement.

On December 31, 2003, the Company borrowed $8.0 million under this line of credit. This entire loan balance was subsequently repaid on January 2, 2004. At December 31, 2003, the Company was in compliance with all specified loan covenants.

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

OVERVIEW

DigitalThink, Inc. provides e-learning solutions designed to address the strategic business objectives of our customers through catalog and custom training courseware and the delivery of that courseware on a robust technology platform. We completed the initial development of our delivery technology and initial content and began significant sales and marketing efforts in fiscal year 1998. In November 1999, we reincorporated in Delaware from California.

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

We generate revenues by delivering courses included in our course catalog as well as delivering our customized e-learning courses to participants. We refer to these services as "Delivered Learning". Customers that enter into Delivered Learning contracts provide participants with access to our online courses and tutor support. Additionally, customers are provided with access to management systems that allow them to track and monitor participants' performance. Delivered Learning contracts typically allow for a specific number of registered participants, based on a per participant fee. These contracts also typically limit the period of time over which participants can register for and complete an online course. Customers typically pay for the courses in advance of course registration and do not receive refunds for the unused portion of the available registrations agreed to in the contract. We recognize revenues on these Delivered Learning contracts ratably over the time period a participant has access to the course, which is typically six to twelve months. In cases where we allow unlimited access to our courses for a specific period of time, revenue is recognized ratably over the term of the contract.

We also derive revenues from contracts that require the development of customized e-learning solutions, or "Learning Solution" services. Typically, these Learning Solution service revenues are generated from custom course content development, performance consulting services, implementation services, instructional plan design, and release of the course for access by participants and are recognized as earned in accordance with AICPA Statement of Position ("SOP") 81-1, Accounting for Performance of Construction Production-Type Contracts, as development progresses on the percentage of completion method. We measure the percentage of completion based on the ratio of actual custom development or service costs incurred to date, to total estimated costs to complete the custom course or service. Provisions for estimated losses on incomplete contracts will be made on a contract-by-contract basis and recognized in the period in which such losses become probable and can be reasonably estimated, if required. To date, there have been no such losses. Custom contracts typically call for non-refundable payments due upon achievement of certain milestones in the production of courses or in consulting services.

In some cases, we enter into contracts that include the delivery of both Delivered Learning and Learning Solutions services. Typically, these multiple-element arrangements provide for a combination of services such as design and development of an e-learning solution along with an ongoing obligation to provide access to the courseware via a hosting arrangement. Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is then recognized separately for each element of the arrangement in accordance the applicable revenue recognition policy. Delivered Learning fees and Learning Solution service revenues are each recognized only when the following criteria have been met: i) persuasive evidence of an arrangement exists, ii) the contract value is fixed or determinable, iii) the services have been rendered and there is evidence that we have completed our obligation, and
iv) collection is probable.

We have entered into revenue sharing agreements with some of our customers and have some reseller agreements. Under revenue sharing agreements, we receive royalties or similar payments based on sales of courses by the customer. Under reseller agreements, we provide the reseller with courses at a discount from our list price. The reseller then assumes responsibility for sales, marketing, and related activities, and we would not expect to incur significant sales and marketing expenses in connection with reseller sales. For both the three and nine months ended December 31, 2003, our revenues from revenue sharing agreements and resellers were less than 5% of total revenues.

We have experienced losses in each quarter since our inception and expect that our quarterly losses will continue at least for the foreseeable future. We expect that these losses will result, in large part, from the challenging enterprise software sales environment. As of December 31, 2003, we had an accumulated deficit of $236.2 million.

We derive a significant portion of our revenues from a limited number of customers and the percentage of our revenues from any one customer is material. For example, in the fiscal year ended March 31, 2003, our largest customer, Electronic Data Systems Corporation ("EDS"), accounted for 37.1% and Circuit City accounted for 14.4% of our total revenues of $42.1 million. For the three months ended December 31, 2003, EDS accounted for 41.2% and Circuit City accounted for 10.2% of our total revenues of $10.6 million. For the nine months ended December 31, 2003, EDS accounted for 40.2% and Circuit City accounted for 11.6% of our total revenues of $33.5 million. We expect that EDS, should it honor its contract with us, Circuit City, and other major customers will continue to account for a significant portion of our revenues during all fiscal periods in the foreseeable future. See "Customer Contracts" below for more information regarding our dispute with EDS.

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

Customer Contracts

We recently received a letter from EDS alleging that we are in material default under the agreement between the two companies. While we believe that all alleged instances of default are either wholly without merit or completely cured, EDS maintains that it has the ability to terminate the agreement and has informed us that it may do so. We believe that EDS does not have the ability to terminate the agreement. If we are unable to reach a mutually agreeable business resolution regarding this matter, and EDS refuses to comply with its payment and other obligations under the contract, we intend to pursue all breach of contract and other claims that we have against EDS. If EDS were to purport to terminate its agreement with us, we could experience a material adverse effect on our financial position, results of operations, and cash flows. We are instituting a plan that would require significant expense reductions including headcount reductions and an attempt to renegotiate our real property leases or terminate them altogether. The lease terminations have yet to be negotiated and cannot be assured.

Through December 31, 2003, the amount of EDS contract revenues that we recognized in excess of amounts collected totaled $3.2 million, which amount is reflected as accounts receivable on the consolidated balance sheet as of that date. Notwithstanding EDS's allegations discussed above, we believe the reflection of such amount as accounts receivable is reasonable because this amount is reasonably assured of being collectible under the contract. We continue to serve catalog courses and develop custom courses for EDS. If we were unsuccessful in collecting this amount, this receivable could be subject to write-off in a future accounting period. As of February 13, 2004, this balance was due and payable but had not yet been paid by EDS.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

Delivered Learning Fees

Delivered Learning fees increased by 3% to $5.7 million in the three months ended December 31, 2003 from $5.6 million in the three months ended December 31, 2002. This increase is partially attributable to an increase in enrollments in custom courses as a result of an overall increase in number of customers and courses developed. The total number of customers increased by 15% as we added 76 new customers from December 31, 2002 to December 31, 2003. The total number of courses developed increased from 985 to 1,255 for the same periods. This increase in enrollments drove a 7% increase in Delivered Learning fees. Additionally, under the terms of one of our large, multi-year contracts, the revenues assigned to the Delivered Learning component of the contract increased in fiscal year 2004, resulting in a 3% increase in Delivered Learning fees compared to the same quarter in fiscal 2003. These increases were partially offset by a reduction in catalog delivery revenues due to the decline in catalog enrollments. Additionally, two customer contracts expired during the three months ended December 31, 2002. Upon expiration, the unused contract amount, representing 3% of Delivered Learning fees, was recognized into revenue, as the unused portion of the contract is not refunded to the customer. No such expirations occurred during the three months ended December 31, 2003.

For the nine months ended December 31, 2003, Delivered Learning fees increased by 4% to $17.1 million from $16.4 million for the nine months ended December 31, 2002. This increase is partially attributable to the increase in enrollments in custom courses as discussed above, resulting in a 6% increase in Delivered Learning fees. Additionally, the recognition of increased revenues on the Delivered Learning component of one of our large, multi-year contracts resulted in a 6% increase in Delivered Learning revenue over the nine-month period. These increases were partially offset by the reduction in catalog delivery revenues due to the decline in catalog enrollments. Additionally, expirations of revenue contracts during the nine-month period ended December 31, 2002 with unused contract amounts resulted in a 3% decrease in Delivered Learning fees, as there were no similar contract expirations during the nine months ended December 31, 2003. We expect that the number of courses delivered will continue to increase as we expand our course offerings. While increases in the number of courses and number of enrollments may drive revenue growth, it is dependent on the price we obtain from these new enrollments as to whether Delivered Learning fees will grow. However, if our dispute with EDS is not resolved amicably, our Delivered Learning fees would be materially adversely impacted.

Learning Solution Services

Learning Solution services revenues decreased by 11% to $4.9 million for the three months ended December 31, 2003 from $5.5 million for the three months ended December 31, 2002. Learning Solution services revenues decreased primarily because, during the three months ended December 31, 2002, we completed a larger number of courses including high value design work, data migration and catalog localization for one of our newly added customers. Some of these projects did not occur in the three months ended December 31, 2003, resulting in a 7% decrease in revenues for the three months ended December 31, 2003. In general, while our orders during the quarter ended September 30, 2003 were higher than the previous quarter, some of the orders did not translate into revenue during the quarter ended December 31, 2003 as some of our customers chose to defer initiation of the projects until the fourth quarter of fiscal 2004.

For the nine months ended December 31, 2003, Learning Solution services revenues increased by 15% to $16.4 million from $14.2 million for the nine months ended December 31, 2002. Revenues increased during this period due to the addition of a significant multi-year customer contract in mid-fiscal year 2003, resulting in a 16% increase in Learning Solutions services revenues during the nine months ended December 31, 2003. This was slightly offset by less one-off projects such as data migration and design work discussed above. Because we recognize revenues for Learning Solutions services based upon the percentage completion of each revenue contract, we expect the level of our Learning Solutions services revenues to be proportional to the progress made in completing our custom development projects. However, if our dispute with EDS is not resolved amicably, our Learning Solution services revenues would be materially adversely impacted.

During both the three and nine months ended December 31, 2003, our international revenues constituted less than 5% of total revenues.

COSTS AND EXPENSES

Cost of Delivered Learning Fees

Cost of Delivered Learning fees include personnel-related costs, catalog costs, and maintenance and facility costs required to operate our website and to provide interactive tutor support to participants in our courses. Cost of Delivered Learning fees increased by 2% to $1.1 million for the three months ended December 31, 2003 from $1.0 million for the three months ended December 31, 2002. The increase was a result of hosting 3rd party catalog courses for a customer, offset by a decrease in tutor support and personnel costs as a result of the shift of our tutor support services and other related functions from the United States to our lower cost India operation.

For the nine months ended December 31, 2003, cost of Delivered Learning fees decreased by 15% to $3.1 million from $3.7 million for the nine months ended December 31, 2002. This decrease was attributable to the shift in tutor support services and other personnel to our lower cost India operation as discussed above, offset by an increase in costs as a result of hosting 3rd party catalog courses for a customer. In general, the majority of the Delivered Learning costs are fixed. As we expect our Delivered Learning revenues to grow in relation to the number of customers and enrollments we add, we would expect the cost of Delivered Learning fees to remain relatively flat.

Cost of Learning Solution Services

Cost of Learning Solution services consists primarily of personnel-related costs and contractor expenses to develop custom courses for specific customers. Cost of Learning Solution services increased by 52% to $2.8 million for the three months ended December 31, 2003 from $1.9 million for the three months ended December 31, 2002. From December 31, 2002 to December 31, 2003, net Learning Solutions services headcount increased by over 100%, primarily due to the addition of personnel as a result of the Horn acquisition. Additionally, direct contractor costs associated with two significant new customer contracts, for which the associated revenue was also recognized, increased by $560,000 from the same quarter last year, representing 30% of the total increase. These increases were partially offset by the allocation of approximately $300,000 of personnel expenses in the Learning Solutions organization to the technology research and development organization during the three months ended December 31, 2003 representing the costs associated with Learning Solutions personnel deployed on internal company projects such as tool development and process reengineering, resulting in a 17% reduction in cost of Learning Solution services. This allocation is consistent with past practices.

For the nine months ended December 31, 2003, cost of Learning Solution services increased by 67% to $8.2 million from $4.9 million for the nine months ended December 31, 2002. Costs increased during this period due to the same factors discussed above. The increase in personnel from December 31, 2002 to December 31, 2003, primarily due to the April 2003 Horn acquisition, resulted in a 65% increase in the cost of Learning Solutions services. Additionally, direct contractor costs associated with the two significant new customer contracts increased by approximately $2.0 million from the same quarter last year, representing 40% of the total increase. These increases were partially offset by the allocation of approximately $1.2 million of personnel expenses in the Learning Solutions organization to the technology research and development organization during the nine months ended December 31, 2003 representing the costs associated with Learning Solutions personnel deployed on internal company projects such as tool development and process reengineering, resulting in a 24% reduction in cost of Learning Solution services over the same period last year. We expect the cost of Learning Solutions services as a proportion of the revenues derived from Learning Solutions service to remain relatively constant or decrease. However, given our dispute with EDS, the Company is making contingency plans to significantly reduce costs within our Learning Solutions services organization, which would include personnel reductions and an attempt to renegotiate or terminate our real property leases.

Content Research and Development

Content research and development expenses are expensed as incurred in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and represent costs to develop catalog courses, including personnel-related costs, content acquisition costs and content editing. Content research and development expenses remained flat at $1.3 million for both the three months ended December 31, 2003 and 2002.

For the nine months ended December 31, 2003, content research and development expenses decreased by 7% to $4.2 million from $3.9 million for the nine months ended December 31, 2002. This decrease is mainly due to the shifting of higher cost headcount in the United States to lower cost headcount in India and our overall migration toward custom development. We expect content research and development costs to decrease as we shift our resources toward more custom development services.

Technology Research and Development

Technology research and development expenses consist primarily of personnel-related costs in connection with product development efforts of the underlying technology. Technology research and development expenses decreased by 24% to $1.3 million in the three months ended December 31, 2003 from $1.7 million in the three months ended December 31, 2002. This decrease was partially due to the shift of a portion of our United States based personnel to our lower cost India operation, resulting in a 26% reduction in expenses. Additionally, we capitalized additional software development costs during the three months ended December 31, 2003, in conjunction with the development of software to be sold and or used for internal purposes, resulting in a 17% decrease in expenses. These cost decreases were offset by a 19% increase in expenses as a result of the increased allocation of personnel expenses in the Learning Solution services organization to the technology research and development organization representing the costs associated with Learning Solutions personnel deployed on internal company projects such as tool development and process reengineering, a practice consistent with prior period.

For the nine months ended December 31, 2003, technology research and development expenses decreased by 9% to $4.8 million from $5.3 million for the nine months ended December 31, 2002. This decrease was partially due to the shift of personnel to our lower cost India operation as discussed above, resulting in a 16% reduction in expenses. Additionally, we capitalized additional software development costs resulting in a 16% decrease in expenses during the nine months ended December 31, 2003, also discussed above. These cost decreases were offset by a 23% increase in expenses as a result of the increased allocation of personnel expenses in the Learning Solution services organization to the technology research and development organization representing the costs associated with Learning Solutions personnel deployed on internal company projects, a practice consistent with prior periods. In general, we expect technology research and development expenses to remain relatively flat in the near term.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel-related costs, commissions, advertising and other promotional expenses, royalties paid to authors and travel and entertainment expenses. Selling and marketing expenses increased by 13% to $3.8 million in the three months ended December 31, 2003 from $3.4 million in the three months ended December 31, 2002. This increase was partially due to marketing events and recruiting costs incurred during the three months ended December 31, 2003, as well as on-going expenses for sales generation and incentives, resulting in a 6% increase in selling and marketing expenses during the quarter. Additionally, while headcount decreased slightly from December 31, 2002 to December 31, 2003, the average compensation in the sales organization increased as a result of the overall quality upgrade of the sales workforce enacted in late fiscal year 2003 and early fiscal year 2004 in connection with the addition of senior sales executives. This compensation shift resulted in a 5% increase in selling and marketing expenses for the quarter. Also, sales commission expense increased as a result of the timing of sales achievements, contributing to a 4% increase in expenses. These increases were partially offset by a reduction in royalty expenses as a result of lower catalog registrations, resulting in a 2% decrease in selling and marketing expenses.

For the nine months ended December 31, 2003, selling and marketing expenses increased by 9% to $11.2 million from $10.3 million for the nine months ended December 31, 2002. This increase was partially due to marketing events and recruiting costs incurred during the nine months ended December 31, 2003, as well as on-going expenses for sales generation and incentives. These marketing expenses resulted in a 4% increase in selling and marketing expenses during the nine-month period ended December 31, 2003. Additionally, in connection with the quality upgrade of the sales workforce discussed above, the related increase in compensation resulted in a 5% increase in selling and marketing expenses. Also, sales commission expense increased as a result of the timing of sales achievements, contributing to a 2% increase in expenses. These increases were partially offset by a reduction in royalty expenses, resulting in a 2% decrease in selling and marketing expenses. We expect selling and marketing expenses to increase to the extent that commission expense fluctuates with revenues.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, occupancy costs, insurance-related costs, professional services fees, and business taxes. General and administrative expenses increased by 36% to $2.1 million in the three months ended December 31, 2003 from $1.5 million in the three months ended December 31, 2002. This increase was partially due to higher local business taxes attributable to the elimination of previously available tax credits, higher accounting fees and increases in medical and workers compensation insurance costs in line with the local and national trends. These expenses combined resulted in a 13% increase in general and administrative expenses during the quarter. Also, general and administrative expenses increased by 8% as a result of the costs added through the Horn acquisition in April 2003. Legal fees contributed 7% of the net increase in expenses as a result of continued litigation activities during the quarter.

For the nine months ended December 31, 2003, general and administrative expenses increased by 19% to $6.4 million from $5.4 million for the nine months ended December 31, 2002. This increase was partially due to the higher local business taxes, accounting fees and insurance costs discussed above. These expenses combined resulted in a 7% increase in general and administrative expenses during the nine-month period. Additionally, general and administrative expenses increased by 6% as a result of the costs added through the Horn acquisition. Also, legal fees contributed 9% of the net increase in expenses as a result of litigation activities during the quarter. Finally, increased rent expense as a result of lease renewals completed in September 2002 contributed 4% of the net increase in expenses. These cost increases were partially offset by a reduction in the United States based personnel, resulting in an 8% decrease in personnel-related general and administrative expenses. We expect general and administrative expenses to remain relatively flat in the near term. However, given our dispute with EDS, the Company is making contingency plans to significantly reduce general and administrative costs, which would include personnel reductions and an attempt to renegotiate or terminate our real property leases.

Amortization of Intangibles and Warrants

Amortization of intangibles and warrants expense consists of the amortization of intangible assets acquired through the LearningByte International, Inc. ("LBI") and Horn acquisitions and amortization of warrants issued in connection with the restructuring of the corporate headquarters facility lease. Amortization of intangibles and warrants decreased to $81,000 in the three months ended December 31, 2003 from $345,000 in the three months ended December 31, 2002. For the nine months ended December 31, 2003, amortization of intangibles and warrants decreased to $840,000 from $1.1 million for the nine months ended December 31, 2002. The decreases for both periods were due to the decrease in amortization expense as a result of the write-down of the LBI intangible asset at September 30, 2003 as discussed below. This decrease was partially offset by an increase in intangible assets as a result of the Horn acquisition completed in April 2003. We expect amortization of intangibles and warrants expense to remain flat over the next year.

Amortization of Stock-Based Compensation

Amortization of stock-based compensation decreased to $56,000 in the three months ended December 31, 2003 from $105,000 in the three months ended December 31, 2002. For the nine months ended December 31, 2003, amortization of stock-based compensation decreased to $168,000 from $368,000 for the nine months ended December 31, 2002. We expect amortization of stock-based compensation to remain flat for the remainder of fiscal 2004 as the remaining balance of deferred compensation is amortized.

Settlement of Patent Litigation

In August 2002, a complaint was filed in the United States District Court for the Northern District of California by IpLearn, LLC ("IpLearn") against us and two of our customers. Substantially similar complaints were filed against other companies in the e-learning industry, including Skillsoft Corporation, Saba Software, Inc. and Docent, Inc. The complaint, amended in November 2002, alleged infringement of five patents and sought damages and injunctive relief. We filed an answer to the amended complaint asserting a number of affirmative defenses. In addition, we filed counterclaims against IpLearn seeking declaratory relief that we did not infringe the patents-in-suit and that each of the patents-in-suit was invalid. On November 24, 2003, we reached a settlement with IpLearn to settle the patent litigation. Under the terms of the settlement, IpLearn agreed to release all claims covered by the lawsuit and to grant us irrevocable licenses for the patents covered by the lawsuit. Under the terms of the settlement, there was no admission of liability by either party. In exchange, we agreed to pay approximately $700,000 in cash to IpLearn, to issue 287,784 shares of common stock to IpLearn and to release all counterclaims covered by the lawsuit. The cash payment will be made over two years. The stock was issued on November 25, 2003. While this settlement agreement was reached after September 30, 2003, the litigation that gave rise to the settlement agreement existed at the balance sheet date of September 30, 2003. Accordingly, we recognized expense of $1.6 million during the quarter ended September 30, 2003, and for the nine months ended December 31, 2003, representing the settlement amount of approximately $1.5 million and legal fees of approximately $0.1 million. No such settlement occurred during the three and nine months ended December 31, 2002.

Loss From Write-Down of Intangibles

At September 30, 2003, we determined that the technology acquired through the August 28, 2001 LBI acquisition was no longer utilized in our operations. As such, it was established that the remaining cost of the associated intangible asset was not recoverable and that no residual value or sales value existed for the asset. Accordingly, we recognized an impairment loss of $3.5 million during the quarter ended September 30, 2003, and for the nine months ended December 31, 2003, representing the write-down of the LearningByte intangible to zero. No such loss occurred during the three and nine months ended December 31, 2002.

Restructuring Charge (Recovery)

During the three months ended December 31, 2003, we recognized a restructuring recovery of $53,000 reflecting the adjustment of certain restructuring expenses previously recorded. During the quarter, we successfully sublet one of our leased facilities earlier than had previously been expected and on terms more favorable to us. This event, along with minor adjustments to the amounts due under the other leases included in the 2002 Restructuring (discussed below), resulted in a net recovery of $246,000. This recovery was partially offset by expense resulting from an unfavorable change in foreign currency translation assumptions of $161,000 and additional expenses of $32,000 recognized in conjunction with the 2003 Restructuring (discussed below). During the nine months ended December 31, 2003, we recognized a restructuring charge of $3.4 million which was comprised of the $3.5 million restructuring charge recognized during the quarter ended September 30, 2003 offset by a $36,000 restructuring recovery recognized during the three months ended June 30, 2003 and the $53,000 restructuring recovery recognized during the three months ended December 31, 2003. During the three and nine months ended December 31, 2002, we recognized a restructuring recovery of $83,000 reflecting the reversal of certain restructuring expenses previously accrued as a result of a change in certain lease assumptions.

During the quarter ended September 30, 2003, we recorded a restructuring charge of $3.5 million, in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Accordingly, costs associated with the exit activities were measured and recorded at fair value when the liability was incurred. The following is a discussion of the components of this charge and the subsequent adjustments to the restructuring liability.

2002 Restructuring
In March 2002, we initiated a strategic initiative, under which we restructured our business in response to the current market environment and as part of our continuing program to create efficiencies within our operations (the "2002 Restructuring"). At that time, a restructuring charge was recorded for, among other things, the costs associated with unutilized lease facilities vacated in conjunction with the strategic initiative. In order to estimate the future cost of these lease facilities, certain assumptions were made at that time concerning the sub-lease income to be realized on the facilities. During the quarter ended September 30, 2003, we reviewed and revised certain of these assumptions with respect to amounts and timing of expected cash flows to better reflect the current real estate environment. As a result, an additional restructuring charge of $3.0 million was recorded during the quarter ended September 30, 2003. During the three months ended December 31, 2003, we paid net lease-related cash payments of $356,000 related to this component of the restructuring liability. Additionally, we recognized a non-cash adjustment of $20,000 to write-off amounts accrued in the 2002 Restructuring for purchase accounting adjustments made to one of the leases acquired as a result of the LearningByte International, Inc. acquisition. We recognized a net recovery of $85,000 related to this component of the restructuring liability as a result of the favorable sub-lease event and unfavorable foreign currency translation assumptions discussed above. The remaining accrued liability (net of anticipated sub-lease proceeds) of $7.5 million will be paid over the respective lease terms through 2016.

2003 Restructuring
During the quarter ended September 30, 2003, we continued to evaluate the market environment, along with our organizational structure and our expectations regarding future revenue levels. Based on this evaluation, we determined that we would initiate a further restructuring of our U.S and India operating structure (the "2003 Restructuring"). This restructuring plan included the closure of one India facility and a reduction of the U.S. workforce associated with certain research and development activities. The total charge recorded for the 2003 Restructuring was $512,000, which included the following:

o Employee Termination Costs - We reduced our workforce by 56 employees - 38 employees as a result of the India facility closure and 18 employees as a result of a reduction in development activities in the United States. These reductions resulted in severance charges of $268,000. During the three months ended December 31, 2003, we paid $50,000 in termination payments and recognized an additional restructuring expense of $1,000 related to this component of the restructuring liability. The remaining accrued liability of $4,000 will be paid during the three months ending March 31, 2004.

o Facility-Related Costs - Despite the closure of the India facility, we will continue to incur certain costs associated with the lease and maintenance of the vacated premises until such time as the associated contracts may be legally terminated. As these continuing obligations have no future value to the organization, we recorded a charge of $84,000 for the excess of the cost of the remaining obligations over their estimated market value. During the three months ended December 31, 2003, we paid facilities-related cash payments of $96,000 and recognized an additional restructuring expense of $35,000 as a result of additional unanticipated costs. The remaining accrued liability of $20,000 is expected to be paid during the three months ending March 31, 2003.

o Asset Disposal Costs - In conjunction with the closure of the India facility, we disposed of, or removed from operations, certain equipment and leasehold improvements located in the facility. As a result, we recorded a restructuring charge of $160,000 representing the write-down of the excess of the cost of the assets to their estimated net realizable values. During the three months ended December 31, 2003, we recognized a non-cash adjustment of $137,000 related to the disposal of this equipment and a restructuring recovery of $4,000 as a result of more favorable disposal terms than expected. The remaining costs to remove the leasehold improvements are estimated to be $19,000 and are expected to be paid during the three months ending March 31, 2003.

Net Loss Before Cumulative Effect of Accounting Change

Net loss before cumulative effect of accounting change increased by 74% to $3.1 million in the three months ended December 31, 2003 from $1.8 million in the three months ended December 31, 2002. For the nine months ended December 31, 2003, net loss before cumulative effect of accounting change increased by 89% to $17.7 million from $9.4 million for the nine months ended December 31, 2002. The net loss before cumulative effect of accounting change for the nine months ended December 31, 2003 includes $3.5 million in expense related to the loss from the write-down of intangibles discussed above, $3.4 million in expense related to the restructuring charge discussed above and $1.45 million in expense related to the settlement of patent litigation discussed above.

Cumulative Effect of Accounting Change

Effective April 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on our results of operations, financial position or liquidity.

Effective April 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit (the Company in this case) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. During the quarter ended September 30, 2002, we performed the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002. We incurred a reduction in goodwill of $50.2 million upon the completion of our analysis, which resulted in a charge to the results of operations from the cumulative effect of the adoption of a new accounting principle during the quarter ended June 30, 2002. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. We performed our annual goodwill impairment analysis on October 31, 2003, using a valuation model based on market capitalization adjusted for outstanding debt, consistent with the model used as of April 1, 2002. This analysis indicated that no additional adjustments were required to the remaining goodwill balance. During the nine-month period ended December 31, 2003, no events or circumstances occurred that would necessitate the interim testing of goodwill impairment.

Net Loss

Net loss increased by 74% to $3.1 million in the three months ended December 31, 2003 from $1.8 million in the three months ended December 31, 2002. For the nine months ended December 31, 2003, net loss decreased by 70% to $17.8 million from $59.6 million for the nine months ended December 31, 2002. The net loss for the nine months ended December 31, 2002 includes $50.2 million in expense related to the goodwill impairment charge discussed above.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

Liquidity and Capital Resources

Net cash used in operating activities totaled $11.4 million for the nine months ended December 31, 2003 and $9.9 million for the nine months ended December 31, 2002. Cash used in operating activities for the current period resulted from net operating losses and increases in accounts receivable and decreases in deferred revenues offset by non-cash expense items including depreciation, amortization and loss from the write-down of intangibles. The increase in accounts receivable from $6.3 million at March 31, 2003 to $10.1 million at December 31, 2003 was due primarily to a change in the billing terms of one of our significant customers. Deferred revenues decreased from $6.3 million at March 31, 2003 to $3.5 million at December 31, 2003. Deferred revenues result from customer advance billings and prepayments of Delivered Learning fees and Learning Solution services. In both cases, prepayments remain in deferred revenues until revenue recognition criteria have been met.

Net cash used in investing activities totaled $2.2 million in the nine months ended December 31, 2003 as compared to $1.1 million for the nine months ended December 31, 2002. The net increase reflects a decrease in proceeds from maturities of marketable securities during the nine months ended December 31, 2003 offset by a decrease in restricted cash requirements.

Cash provided by financing activities totaled $14.3 million in the nine months ended December 31, 2003 and $3.7 million in the nine months ended December 31, 2002. The increase in cash from financing activities reflects the private placement of stock in September 2003 resulting in net proceeds of $9.5 million, an increase in exercises of stock options and stock purchases in the employee stock purchase program and increased borrowings on our line of credit.

In December 2001, we entered into a Loan and Security Agreement ("Loan Agreement") with a financial institution to borrow up to $8.0 million under a one-year, revolving line of credit. In December 2003, this Loan Agreement was renewed to extend the term to December 17, 2004. As collateral under the Loan Agreement, we granted a security interest in all of our assets, excluding intellectual property. Under the provisions of the Loan Agreement, certain covenants must be met in order to remain in compliance with the lending arrangement.

On December 31, 2003, we borrowed approximately $8.0 million under this line of credit. This entire loan balance was subsequently repaid on January 2, 2004. At December 31, 2003, we were in compliance with all specified loan covenants.

On September 8, 2003, we issued 4,166,667 shares of our common stock and warrants to purchase 1,458,333 shares of our common stock, resulting in $10,000,000 of gross proceeds to DigitalThink. Under the terms of the private placement, we sold the shares of common stock for a price of $2.40 per share plus a warrant to purchase 0.35 of a share of common stock. The warrants bear an exercise price of $3.45 per share. The exercise price and the number of shares to be issued upon exercise of the warrants are subject to future adjustments in the event of certain issuances of our equity securities for a common-equivalent per share price of less than the exercise price, with certain exclusions. The terms of the private placement also provide to the investors the option to purchase up to 2,083,334 additional shares of common stock and warrants to purchase up to 729,167 additional shares of common stock under the same terms and conditions as the original issuance. The investors in the original issuance had until January 29, 2004 to elect to purchase the additional shares and warrants. We granted the investors an extension of such option to February 27, 2004. We incurred approximately $500,000 in issuance costs related to this private placement, which was accounted for as a reduction to the proceeds from the offering.

We believe our existing capital resources will be sufficient to meet our capital requirements for the next 12 months; however, if we are unable to reach a satisfactory resolution of our dispute with EDS and EDS refuses to honor its obligations under its contract with us, if our capital requirements increase materially from those currently planned or if revenues fall below our expectations, as a result of the loss of key customers, material delays in the receipt of payments from customers or otherwise, and we are unable to achieve similar reductions in our operating expenses, we may require additional financing in the near future in order to continue operations. Additional financing may not be available in amounts or on terms acceptable to us, if at all. We may seek to sell additional equity or debt securities or secure a larger bank line of credit. The sale of additional equity or debt securities could result in significant dilution to our stockholders. Other than the existing line of credit, we have no other immediately available sources of liquidity. Our future liquidity and capital requirements will depend on numerous factors.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus did not have an effect on our financial position or operating results.

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132, as revised, increases the existing disclosure requirements pertaining to pension and benefit plans in both annual and interim filings. The provisions of SFAS No. 132 are applicable for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of SFAS No. 149 will not have an effect on our financial position or results of operations.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $236.1 MILLION AT DECEMBER 31, 2003. WE EXPECT LOSSES OVER AT LEAST THE NEXT TWO QUARTERS AND WE MAY NOT ACHIEVE PROFITABILITY WITHIN THE TIMEFRAMES PUBLIC STOCKHOLDERS ANTICIPATE.

We have experienced losses in each quarter since our inception. For the nine months ended December 31, 2003, we had a net loss of $17.7 million and our accumulated deficit as of December 31, 2003 was $236.1 million. We have never achieved a profitable quarter and we may continue to incur quarterly losses if our revenue growth does not meet expectations while our current expense structure remains in place. If we do achieve profitability, we will need to continue to generate revenues greater than expenses on a quarterly or annual basis in the future to continue being profitable. We plan to develop and acquire new course offerings with new areas of expertise that may increase operating losses if those expenses are not immediately offset by new revenues.

DEMAND FOR OUR PRODUCTS AND SERVICES HAS BEEN AND MAY CONTINUE TO BE AFFECTED BY ADVERSE ECONOMIC CONDITIONS AFFECTING THE INFORMATION TECHNOLOGY INDUSTRY.

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

We expect that we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lost any of these customers or if these customers slowed or cancelled purchases or delayed payment in any future fiscal or quarterly period. In the third fiscal quarter of 2004, EDS accounted for 41.2% and Circuit City accounted 10.2% of our total revenues of $10.6 million; our five largest customers accounted for 67.5% of our total revenues during that same period. We expect that our major customers will continue to account for a significant portion of our revenues during future fiscal periods until we are able to increase the number of new or existing long-term, large customers. Accordingly, changes in these customers' businesses and in their views regarding the value of e-learning in general and our products and services in particular could harm our financial performance.

We recently received a letter from EDS alleging that we are in material default under the agreement between the two companies that is the source of all of our revenues from EDS. While we believe that all alleged instances of default are either wholly without merit or completely cured, EDS maintains that it has the ability to terminate the agreement and has informed us that it may do so. We believe that EDS does not have the ability to terminate the agreement. If we are unable to reach a mutually agreeable business resolution regarding this matter, and EDS refuses to comply with its payment and other obligations under the contract, we intend to pursue all breach of contract and other claims that we have against EDS. If EDS were to purport to terminate its agreement with us, we could experience a material adverse effect on our financial position, results of operations, and cash flows. As a result of the dispute, we are instituting a plan that would require significant expense reductions including headcount reductions and an attempt to renegotiate our real property leases or terminate them altogether. The lease terminations have yet to be negotiated and cannot be assured.

IN ANY QUARTER, A DELAY IN RECEIVING PAYMENT FROM A KEY CUSTOMER COULD HARM OUR PERFORMANCE.

In the third fiscal quarter of 2004, our five largest customers accounted for 67.5% of our total revenue of $10.6 million. We expect that for the foreseeable future, we will continue to depend upon a small number of customers for a significant portion of our revenues. As a result, our operating results could suffer if we lose any of these customers or if any of these customers delay any future payments.

In particular, we rely on significant quarterly payments from EDS. If we are unable to reach a mutually agreeable business resolution regarding our dispute with EDS and EDS refuses to comply with its payment and other obligations under the contract, we may experience a material adverse effect on our business, financial condition and results of operations.

WE HAVE A SIGNIFICANT BUSINESS PRESENCE IN INDIA AND RISKS ASSOCIATED WITH DOING BUSINESS THERE COULD DISRUPT OR HARM OUR BUSINESS.

In order to reduce costs associated with course development, we have established a significant presence in India through the addition of several new employees from two organizations we acquired in fiscal 2002. As of December 31, 2003, we had 166 employees in two separate locations in India. Difficulties that we could encounter with our Indian operations or with other international operations that we may establish in the future include the following:

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

In particular, continuing tensions between India and Pakistan could have a direct impact on our operations. However, we continue to conduct normal operations in India along with the associated travel of United States employees visiting India and vice versa.

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

IN  RECOGNIZING  REVENUES,  WE  DEPEND  ON THE  TIMELY  ACHIEVEMENT  OF  VARIOUS
MILESTONES.   OUR  INABILITY  TO  RECOGNIZE  REVENUES  IN  ACCORDANCE  WITH  OUR
EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access. Most of our customer contracts provide that at least a portion of our revenues depend on either course completion or participant registration, or both. Revenues from custom course development accounted for approximately 49% of our total revenues for the nine months ended December 31, 2003. Our ability to recognize revenues from custom courses depends upon our customers providing us with subject matter experts, content and prompt acceptance of our work through each stage of development. Accordingly, if customers do not meet all project deadlines in a timely manner, we will not be able to recognize the revenues associated with that project, which would harm our operating results.

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

THE NEW AND EMERGING E-LEARNING MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in April 1996 and did not begin to generate significant revenues until fiscal 1999. In the first nine months of fiscal 2004, we had revenues of $33.4 million and expenses of $51.3 million. The new and emerging e-learning market, and general economic factors affecting the technology sector, make it difficult to evaluate our business or our prospects, forecast sales or predict the trends in the e-learning market and in our business.

THE LENGTH AND VARIABILITY OF OUR SALES CYCLE MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months. In some cases, the cycle has extended for up to two years. Because we rely on relatively few large sales for a substantial portion of our revenues, these long sales cycles can adversely affect our financial performance in any quarter. Factors that may contribute to the variability and length of our sales cycle include the time periods required for:

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

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE; ADDITIONAL FUNDING MAY RESULT IN DILUTION TO OUR STOCKHOLDERS.

We require substantial working capital to fund our business. We have had significant operating losses since inception. We expect to use our available cash resources and anticipated revenues to fund continued operations, build courseware, and possibly make future acquisitions. We believe our existing capital resources will be sufficient to meet our capital requirements for the next 12 months; however, if we are unable to reach a satisfactory resolution of our dispute with EDS and EDS refuses to honor its obligations under its contract with us, if our capital requirements increase materially from those currently planned or if revenues fall below our expectations, as a result of the loss of key customers, material delays in the receipt of payments from customers or otherwise, and we are unable to achieve similar reductions in our operating expenses, we may require additional financing in the near future in order to continue operations. In order to finance our presently anticipated capital requirements, we may seek to sell additional equity or debt securities or secure a larger bank line of credit. Additional financing may not be available in amounts or on terms acceptable to us, if at all. The sale of additional equity or debt securities could result in significant dilution to our stockholders and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms, we may be unable to operate our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

The terms of the private placement completed on September 8, 2003 provide to the investors the option to purchase up to 2,083,334 additional shares of common stock and warrants to purchase up to 729,167 additional shares of common stock under the same terms and conditions as the original issuance. The investors in the original issuance had until January 29, 2004 to elect to purchase the additional shares and warrants. We granted the investors an extension of such option to February 27, 2004. The sale of additional equity could result in dilution to our stockholders.

IF WE RELEASE UPDATED OR NEW PRODUCTS CONTAINING DEFECTS, WE MAY NEED TO RECONFIGURE AND RE-RELEASE THOSE PRODUCTS, AND OUR BUSINESS AND REPUTATION WOULD BE HARMED.

Products as complex as ours often contain unknown and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial deployment of new products or enhancements to existing products. Although we attempt to resolve all serious errors before we release products to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. As is typical in the industry, with each release we have discovered errors in our products after introduction. We may not be able to detect and correct all errors before releasing our products commercially and these undetected errors could be significant. If these undetected errors or performance problems in our existing or future products are discovered in the future or if known errors considered minor by us are considered serious by our customers, we may experience a decrease in revenues.

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

OUR GROWTH DEPENDS ON HIRING AND RETAINING QUALIFIED PERSONNEL IN A COMPETITIVE EMPLOYMENT MARKET.

The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly database engineers, course content developers, web designers and sales personnel. We plan for most of this new hiring to take place in India. Education and Internet related industries create high demand for qualified personnel and candidates experienced in both areas are limited. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees, and none of our employees are members of organized labor groups. Our failure to attract and retain sufficient skilled personnel may limit the rate at which we can grow, which will harm our business and financial performance.

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

In addition to the legal proceedings discussed above, we may be from time to time involved in other lawsuits and legal proceedings that arise in the ordinary course of business. An adverse resolution of any of these matters could significantly negatively impact our financial position and results of operations and could divert significant management resources.

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

Interest Rate Risk

As of December 31, 2003, we had cash and cash equivalents of $23.4 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Additionally the Company had no marketable securities, classified as available for sale, with maturities greater than three months. These investments may be subject to interest rate risk and will decrease in value if market rates increase. A hypothetical increase or decrease in market interest rates of 10% from the market rates in effect at December 31, 2003 would cause the fair value of these investments to change by an immaterial amount. Declines in interest rates over time would result in lower interest income.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 25, 2003, we issued a total of 287,784 shares of common stock to IpLearn and IpLearn's attorney in conjunction with the settlement of patent litigation. DigitalThink did not receive any proceeds for this issuance. The issuances to date were exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


Exhibit
Number   Description
2.1  Agreement  and  Plan of  Reorganization  among  and  between  DigitalThink,
     LearningByte International and Merger Sub, dated August 14, 2001 (1)
2.2  Agreement  and Plan of Merger and  Reorganization  dated April 16, 2003, by
     and  among  DigitalThink,   Inc.,  Buffalo  Bill  Acquisition  Corp.,  Horn
     Interactive, Inc. and the shareholders of Horn Interactive, Inc. (2)
3.1  Amended and Restated Certificate of Incorporation (3)
3.2  Bylaws of DigitalThink, Inc. (4)
4.1  Preferred  Stock  Rights  Agreement,  dated as of March  31,  2003  between
     DigitalThink,  Inc.  and  Mellon  Investor  Services,  LLC,  including  the
     Certificate of Designation,  the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (5)
4.2  Securities Purchase Agreement dated as of September 8, 2003 (6)
4.3  Registration Rights Agreement dated as of September 8, 2003 (7)
4.4  Form of Warrant to Purchase Common Stock (8)
10.1 Amended and Restated Loan and Security  Agreement  dated  December 17, 2003 between Silicon Valley Bank and DigitalThink, Inc.
10.2 Settlement and License  Agreement dated November 24, 2003 between  IpLearn,
     LLC and DigitalThink, Inc.
10.3 Share  Allotment  Agreement dated November 24, 2003 between  IpLearn,  LLC,
     Daniel S. Mount and DigitalThink, Inc.
10.4 Employment Agreement between DigitalThink,  Inc and Lawrence D. Blair dated
     September 23, 2003
31.1 Certification  by Chief  Executive  Officer  pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002
31.2 Certification  by Chief  Financial  Officer  pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002
32.1 Certification  of Chief  Executive  Officer  pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002
32.2 Certification  of Chief  Financial  Officer  pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002
---------

(1) Incorporated by reference to exhibit 99.1 filed with our Current Report on Form 8-K dated August 22, 2001.
(2) Incorporated by reference to our Current Report on Form 8-K dated April 16, 2003.
(3) Incorporated by reference to exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
(4) Incorporated by reference to exhibit 3.3 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.
(5)  Incorporated by reference to our Form 8-A/A dated March 31, 2003.
(6) Incorporated by reference to exhibit 4.1 filed with our Registration Statement filed on Form S-3 (File No. 333-108939).
(7) Incorporated by reference to exhibit 4.2 filed with our Registration Statement filed on Form S-3 (File No. 333-108939).
(8) Incorporated by reference to exhibit 4.3 filed with our Registration Statement filed on Form S-3 (File No. 333-108939).

(b)  Reports on Form 8-K:

1) We filed a Current Report on Form 8-K dated October 22, 2003 reporting under Items 7 and 12 to furnish a press release dated October 22, 2003 in which we announced our financial results for the second quarter ended September 30, 2003.

2) We filed a Current Report on Form 8-K dated November 14, 2003 reporting under Item 5 to report the tentative settlement with IpLearn to license IpLearn's technology and settle patent litigation.

3) We filed a Current Report on Form 8-K dated November 26, 2003 reporting under Item 5 to report the final settlement with IpLearn to license IpLearn's technology and settle patent litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIGITALTHINK, INC.
                                 (Registrant)


Date:  February 17, 2004         /s/   MICHAEL W. POPE
                                 -------------------------------------------
                                 Michael W. Pope
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer)


Date:  February 17, 2004         /s/   ROBERT J. KROLIK
                                 -------------------------------------------
                                 Robert J. Krolik
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)